Form 10-Q
period 2008-09-30
Sonasoft CORP
filed 2008-11-14
CIK 1428529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

SONASOFT CORP.
 (Exact name of registrant as specified in Charter)

CALIFORNIA	000-52176	51-0439372
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

6489 Camden Avenue, Suite 105, San Jose, CA 95120
 (Address of Principal Executive Offices)
 _______________

(408) 927-6200
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 14, 2008:  34,697,144 shares of common stock.

SONASOFT CORP.

FORM 10-Q

September 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

SONASOFT CORPORATION

CONTENTS

PAGE	1	BALANCE SHEET AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

PAGE	4	STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007(UNAUDITED)

PAGES	5 - 13	NOTES TO UNAUDITED FINANCIAL STATEMENTS

SONASOFT, INC.
BALANCE SHEETS

ASSETS

	As of September 30,	As of December 31,
	2008	2007
	(Unaudited)

Current Assets
Cash	$348,283	$938,934
Accounts Receivable, net	80,635	111,305
Other Current Assets	4,419	5,658
Total Current Assets	433,337	1,055,897

Fixed Assets, net	79,406	86,137

Deposit	6,000	6,000
Intangible assets, net	2,638	2,638
Total Other Assets	8,638	8,638

Total Assets	$521,381	$1,150,672

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$119,119	$84,581
Accrued expenses - related party	941,254	973,767
Accrued expenses -non related party	489,889	483,389
Royalty payable	140,308	111,988
Convertible notes payable - related party	117,062	72,972
Total Liabilities	1,807,632	1,726,697

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, no par value; 100,000,000 shares authorized,
34,697,144 and 32,252,477 shares issued and outstanding, respectively	7,227,227	6,306,171
Stock Subscription Receivable	(111)	(30,601)
Accumulated deficit	(8,513,367)	(6,851,595)
Total Stockholders' Deficiency	(1,286,251)	(576,025)

Total Liabilities and Stockholders' Deficiency	$521,381	$1,150,672

See accompanying notes to unaudited condensed financial statements.

SONASOFT, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the three Months Ended September 30,		For the nine Months Ended September 30,

	2008	2007	2008	2007
Revenue	$109,050	$131,303	$567,963	$474,273

Operating Expenses
Selling expenses	179,199	186,078	512,897	569,182
Office salaries and payroll expenses	170,065	154,660	468,585	471,644
Consulting fees	13,900	61,679	141,214	161,490
Marketing and advertising	17,787	35,601	79,823	106,934
Rent	39,204	24,000	116,090	62,126
Legal and professional fees	24,781	29,315	188,164	44,205
General and administrative	125,822	162,448	383,191	437,116
Research and Development	128,171	117,535	328,008	321,423
Total Operating Expenses	698,929	771,316	2,217,972	2,174,120

Net loss from Operations	(589,879)	(640,013)	(1,650,009)	(1,699,847)

Other Income (Expense)
Interest Income	3,208	10,723	16,557	27,680
Other Income	-	-	-	100
Other Expense	-	-	-	(105)
Royalty Expense	(4,318)	(6,565)	(28,320)	(23,714)
Total Other Income (Expense)	(1,110)	4,158	(11,763)	3,961

Loss from Operations before Provision for Income Taxes	(590,989)	(635,855)	(1,661,772)	(1,695,886)
Provision for Income Taxes	-	-	-	-

Net Loss	$(590,989)	$(635,855)	$(1,661,772)	$(1,695,886)

Loss per Common Share - Basic and Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Weighted average number of shares outstanding
during the period - Basic and Diluted	34,697,144	32,229,061	32,479,312	30,211,159

See accompanying notes to unaudited condensed financial statements.

SONASOFT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

				Stock
	Common Stock		Paid In	Subscription	Accumulated
	Shares	Par	Capital	Receivable	Deficit	Total

Balance, December 31, 2007	32,252,477	$-	$6,306,171	$(30,601)	$(6,851,595)	$(576,025)

Stock subscription receivable	33	-	10	(10)	-	-

Stock subscription set off	-	-	-	30,500	-	30,500

Stock options issued to employees	-	-	187,656	-	-	187,656

Stock issued for services	459,110	-	137,733	-	-	137,733

Stock issued for cash	1,985,524	-	595,657	-	-	595,657

Net Loss	-	-	-	-	(1,661,772)	(1,661,772)

Balance, September 30, 2008	34,697,144	$-	$7,227,227	$(111)	$(8,513,367)	$(1,286,251)

See accompanying notes to unaudited condensed financial statements.

SONASOFT, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,

	2008	2007
Cash Flows From Operating Activities:
Net Loss	$(1,661,772)	$(1,695,886)

Adjustments to reconcile net loss to net cash used in operations
Issuances of shares for services rendered	137,733	39,360
Options issued to employee	187,656	187,947
Depreciation	18,344	14,787
Changes in operating assets and liabilities:
Accounts Receivable	30,670	133,961
Current Assets	1,239	(283)
Accrued Expenses	6,500	119,352
Accrued Expenses - related party	(32,513)	1,000
Royalty Payable	28,320	23,714
Accounts Payable	34,538	5,445
Net Cash Used In Operating Activities	(1,249,285)	(1,170,603)

Cash Flows From Investing Activities:
Purchase of Assets	(11,613)	(29,195)
Net Cash Used In Investing Activities	(11,613)	(29,195)

Cash Flows From Financing Activities:
Proceeds from loans payable	44,090	0
Common Stock issued for cash	626,157	1,512,572
Net Cash Provided by Financing Activities	670,247	1,512,572

Net Increase (Decrease) in Cash	(590,651)	312,774

Cash at Beginning of Period	938,934	1,053,756

Cash at End of Period	$348,283	$1,366,530

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed financial statements.

SONASOFT CORPORATION
SEPTEMBER 30, 2008
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

SONASOFT CORPORATION, Inc.  (The "Company") was incorporated under the laws of the State of California on December 18, 2002. The Company develops software that automates the disk-to-disk backup and recovery process for Microsoft Exchange, SQL and Windows Servers with integrated data protection, high availability and disaster recovery solutions.

The unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United State of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  At September 30, 2008, the Company had approximately $310,722 in cash balances at financial institutions which were in excess of the FDIC insured limits.  In October of 2008, the FDIC increased the insurance limits on deposits to $250,000 per depositor.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of September 30, 2008 and 2007, there were 6,590,000 and 6,160,000 common share equivalents outstanding, respectively. Common stocks equivalents have been excluded from the diluted net loss per share as the amounts are anti-diluted.

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include expensing of employee compensation and employee stock based compensation.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standard NO. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.

SONASOFT CORPORATION
SEPTEMBER 30, 2008
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date

(G) Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standard, including SOP 97-2, as amended. Revenue from software arrangements with end users is recognized upon final delivery of the software, provided that collection is probable and no significant obligations remain. Maintenance arrangement revenue is deferred and recognized over the service period.

(H) Property & Equipment

We record our property and equipment at cost and depreciate these assets on a straight-line basis to their estimated residual values over their estimated useful lives of 3 to 7 years.

(I) Stock-Based Compensation

The Company accounts for its stock-based compensation under the provisions of SFAS No.123(R) “Accounting for Stock Based Compensation.”  Under SFAS No. 123(R), the Company is permitted to record expenses for stock options and other employee compensation plans based on their fair value at the date of grant. Any such compensation cost is charged to expense on a straight-line basis over the periods the options vest. If the options had cashless exercise provisions, the Company utilized variable accounting.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

(J) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and accrued expenses approximate their fair value due to the relatively short period to maturity for these instruments.

(K) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(L) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in marketing and advertising expenses and totaled $79,823 and $106,934 in the nine months ended September 30, 2008 and September 30, 2007, respectively.

SONASOFT CORPORATION
SEPTEMBER 30, 2008
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(M) Identifiable Intangible Assets

As of September 30, 2008, $2,638 of costs related to filing patent applications has been capitalized. When patents are approved, the costs are amortized over the life of the patent.  All costs for patents not approved will be expensed at that time of denial.

(N) Long-Lived Assets

Long-lived assets and certain identifiable intangible assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. There was no impairment recorded in 2008 and 2007.

(O) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

SONASOFT CORPORATION
SEPTEMBER 30, 2008
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2                 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,661,772 a working capital deficiency of $1,374,295 and a stockholders’ deficiency of $1,286,251 at September 30, 2008.  For the nine months ended September 30, 2008, the Company used cash of $1,249,285 in operations. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and to implement its strategic sales plan provide the opportunity for the Company to continue as a going concern.

NOTE 3                  ACCOUNTS RECEIVABLE

  Accounts receivable at September 30, 2008 consisted of the following:

2008
Trade and other receivables	$80,635
Less: Allowance for doubtful accounts	-
$80,635

The bad debt expense for the nine months ended September 30, 2008 was $0.

NOTE 4                  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 consisted of the following:

2008
Office equipment	$13,815
Office furniture	8,370
Leasehold improvements	35,473
Computer equipment	101,875
Less: Accumulated depreciation	80,127
$79,406

Depreciation expense for the nine months ended September 30, 2008 was $18,344.

SONASOFT CORPORATION
SEPTEMBER 30, 2008
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5                  STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During the nine months ended September 30, 2008, the Company issued 1,985,557 shares of common stock for cash for $595,667.

(B) Common Stock Issued for Services

During the nine months ended September 30, 2008, the Company issued 459,110 of common stock for services provided by consultants for services; these shares were valued at a recent cash offer price of $137,733.

(C) Stock Subscription Receivable

During the quarter ended September 30, 2008, the company offset $30,500 in stock subscription receivable from related parties against accrued remuneration payable to the same related parties.  As a result, the Company has $111 in stock subscription receivable as of September 30, 2008.

(D) Amended Articles of Incorporation

On April 27, 2008, the Company amended its Articles of Incorporation to increase its authorized shares from 50,000,000 to 100,000,000.

NOTE 6                 STOCK OPTION PLAN

Effective January 1, 2006, transactions under the Company’s 2003 Plan (as defined below) were accounted for in accordance with the recognition and measurement provisions of SFAS no. 123 (revised), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  SFAS No. 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107, which provides the views of the staff of the SEC regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

In adopting SFAS No. 123(R), the Company applied the modified prospective approach to transition.  Under the modified prospective approach, the provisions of SFAS No. 123(R) are applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date are recognized as the requisite services are rendered on or after such date.  The compensation costs for that portion of awards are based on the grant-date fair value of those awards as calculated for either recognition of pro-forma disclosures under SFAS No. 123.

As a result of the adoption of SFAS No. 123(R), the Company’s results for the nine months ended September 30, 2008 includes share-based compensation expense totaling $187,656, which has been included in salaries expense.  No income tax benefit has been recognized in the income statements for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax asset.

Stock option compensation expense for the nine months ended September 30, 2008 is the estimated fair value of options granted, amortized on a straight line basis over the requisite service period for the entire portion of the award.  During the quarters ended June 30, 2008 and September 30, 2008, the Company did not grant any stock option awards.

SONASOFT CORPORATION
SEPTEMBER 30, 2008
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Black-Scholes Valuation

The fair value of options at the date of grant is estimated using the Black Scholes option pricing model.  The assumptions made in calculating the fair values of options are as follows:

For the quarter ended September 30, 2008
Expected term (in years)	3
Expected volatility	25% to 78%
Rick-free interest rate	1.79% to 3.05%

Plan Information

In February 2003, the 2003 Incentive and Non-Statutory Stock Option Plan was approved and adopted by the Board of Directors.  The 2003 Plan became effective upon the approval of the holders of the Company’s stock at the Company’s annual stockholders meeting held on September 4, 2003.  Under the 2003 Plan, the Company may grant stock options to its employees, officers, and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company.  Options are granted at various times and usually vest over a thirty-nine (36) month period.   As of September 30, 2008 and 2007, the Company had total options pursuant to the 2003 Plan of 6,590,000 and 6,160,000, respectively.

A summary of the status of Company’s fixed stock option plan as of September 30, 2008, and the changes during the quarter then ended is presented below:

Fixed options

	Qty	Weighted Average Exercise Price
Outstanding at December 31,2007	6,160,000	$0.17

Issued	785,000	$0.00
Exercised	(105,000)	$(0.00)
Cancelled	(250,000)	$(0.00)

Outstanding at September 30, 2008	6,590,000	$0.17

Exercisable at September 30,2008	5,239,560

SONASOFT CORPORATION
SEPTEMBER 30, 2008
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Exercise Price	Number Outstanding September 30, 2008	Weighted Average remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2008	Weighted Average Exercise Price
.01-.10	3,115,000	*	0.07	3,115,000	0.07
.11-.20	845,000	*	0.20	829,855	0.20
.21-.30	2,630,000	*	0.30	1,294,705	0.30
	6,590,000			5,239,560

Exercise Price	Number Outstanding September 30, 2007	Weighted Average remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2007	Weighted Average Exercise Price
.01-.10	3,115,000	*	0.07	3,115,000	0.07
.11-.20	845,000	*	0.20	616,943	0.20
.21-.30	2,200,000	*	0.30	660,138	0.30
	6,160,000			4,392,081

*           The Company amended their Plan to read that the contractual life would cease upon 60 days after the date that Buyer ceases providing continuous services to the Seller.

NOTE 7                  COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

The company has entered into an employment agreement with its Chief Executive Officer through the year 2013 at an annual minimum salary of $150,000 per year, with additional fringe benefits as determined by the Board of Directors.  In the event of termination of the agreement by the company, the company is required to pay a severance payment equivalent to 60 months of salary at the rate, and with the benefits, in effect at the date of termination.

The company has also entered into similar agreements each extending through the year 2011 with four other employees/managers at an average annual salary of $120,000.  In the event of termination of the agreement by the company, the company is required to pay a severance payment equivalent to 12 months of salary at the rate, and with the benefits, in effect at the date of termination.  The total commitment as of September 30, 2008 under the employment agreements are summarized below:

2008	$262,500
2009	$600,000
2010	$600,000
2011	$600,000
2012	$150,000
2012	$150,000
$1,762,500

SONASOFT CORPORATION
SEPTEMBER 30, 2008
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(B) Product Development/Royalty Agreement

In November 2007, the Company entered into a product development agreement with a software development company (developer).  Under the terms of the agreement, the developer will be entitled to a royalty based on 10% of net sales of the product developed until such time as two hundred percent (200%) of the actual project cost has been cumulatively received by the developer.  After such time, the developer would receive 5% of net sales of the product developed until such time as an additional three hundred percent (300%) of the actual project cost has been cumulatively received by the developer, resulting in a total payment to the developer of five hundred percent (500%) of the actual project cost.  At a point in time in the future that five hundred percent (500%) of the actual project cost has been received by the developer, no further royalties shall be owed.  The Company owes no liability to the developer in respect to the product developed until the release of the product which is estimated to be in 4th quarter of 2009.

(C) Royalty Agreement

During the year 2003 the company entered into royalty agreements with investors.  The maximum liability under the agreement will be $1,500,000.  The maximum amount due to investors in each year will be 5% of revenue up to a total of $1,500,000.  Such premium is payable only if management of the Company reasonably determines that the company is profitable.  Accordingly, in accordance with the signed royalty agreements, the Company is accruing the royalty premium at 5% of revenue.  As of September 30, 2008, $140,308 has been accrued.

(D) Lease Agreement

The company has entered into a lease agreement for an office building with a related party for a term of 3 years ending on April 30, 2010. The annual rent payable under lease is $152,250 plus annual increases of a minimum of 3% and expenses related to the common areas. The follow summarizes obligations under the lease as of September 30, 2008:

2008	$39,204
2009	159,952
2010	53,840

Total	$252,996

(E) Employment Related Lawsuit

In 2006, an ex-employee filed a lawsuit against the Company for wrongful termination.  The Company has accrued a tentative settlement with the ex-employee for the payment of $152,500 in cash and an additional $25,000 worth of the Company stock as of December 31, 2007.  As of September 30, 2008, the tentative settlement with ex-employee was not finalized or agreed upon by both parties.

NOTE 8                  RELATED PARTY TRANSACTIONS

On January 4, 2007, the company entered into an addendum to the lease agreement for their office space with the owner who is a Director of the Company.  In consideration for the unpaid amounts of rent and leasehold improvements, the Company issued a convertible note payable.  On April 3, 2008, the Company entered into an addendum to the lease agreement for their office with the owner who is a Director which stated that all amounts of unpaid rent and leasehold improvements could only be made in cash.  (See Note 9).

SONASOFT CORPORATION
SEPTEMBER 30, 2008
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9                 CONVERTIBLE NOTE PAYABLE – RELATED PARTY

In 2007, the Company entered into a convertible note agreement with its landlord who is also a director.  The note is convertible into common stock at $0.30 per share at the election of the note holder.  The value of the conversion option is equal to recent cash offering prices and no beneficial conversion was recognized in accordance with EITF 98-5 and EITF 00-19.  On April 3, 2008, the Company entered into an addendum to the lease agreement for their office space with the owner who is a Director which stated that all amounts of unpaid rent and leasehold improvements could only be made in cash. (See Note 8).

NOTE 10       SUBSEQUENT EVENTS

Effective October 29, 2008, Mr. Garrett Rajkovich resigned from the Company's Board of Directors. Mr. Rajkovich remains with the Comapny as an advisor on our Board of Advisors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion may contain certain forward-looking statements. Such statements are not covered by the safe harbor provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words “we,” “us” and “our” refer to the Company. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) our strategies for dealing with negative cash flow; and (d) other risks that are discussed in this report or included in our previous filings with the Securities and Exchange Commission.

Results of Operations

Nine Months ended September 30, 2008 (unaudited) Compared to Nine Months ended September 30, 2007 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated for Sonasoft Corp.

	September 30	September 30
	2008	2007
	(unaudited)	(unaudited)
Revenue	$567,963	$474,273
Selling Expenses	(512,897)	(569,182)
General and administrative	(1,377,067)	(1,283,515)
Research and development	(328,008)	(321,423)
Total operating expenses	(2,217,972)	(2,174,120)
Net Loss from Operations	(1,650,009)	(1,699,847)
Interest expenses
Other Expense	(11,763)	3,961
Loss from Operations before Provision for income taxes	(1,661,772)	(1,695,886)
Provision for Income taxes	-	-
Net Loss	$(1,661,772)	$(1,695,886)
Earnings per share – Basic and Diluted	$(0.05)	$(0.06)
Weighted average shares outstanding – Basic and Diluted	32,479,312	30,211,159

Net Revenue:

Net revenue increased $93,690 or 20%, from $474,273 in the nine months ended September 30, 2007 to $567,963 in the nine months ended September 30, 2008. The product is being successfully implemented at customers’ sites and the increase in revenue is reflected in that.

Selling Expenses:

Selling expenses decreased $56,285, or 10% from $569,182 in the nine months ended September 30, 2007 to $512,897 in the nine months ended September 30, 2008, primarily due to cost control measures that were put in place in January 2008. For purposes of the comparisons of the nine months ended September 30, 2008 and 2007, certain expenses that were previously classified as selling were reclassified to general and administrative in nature.

General and Administrative Expenses:

General and administrative expenses increased $93,552 or 7% from $1,283,515 in the nine months ended September 30, 2007 to $1,377,067 in the nine months ended September 30, 2008. The increase of these expenses was primarily spending related to hiring additional support staff and other related expenses.

Research and Development:

Research and development increased $6,585 or 2% from $321,423 in the nine months ended September 30, 2007 to $328,008 in the nine months ended September 30, 2008, and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Company has ramped up its product development activities at Integra Micro Ltd, Bangalore.

Income from Operations:

Operating loss decreased $49,838 or 3% from $1,699,847 in the nine months ended September 30, 2007 to $1,650,009 in the nine months ended September 30, 2008, primarily due to increase in revenue.

Other Income (Expenses):

Other expenses increased by $15,724 from $3,961 in the nine months ended September 30, 2007 to ($11,763) in the nine months ended September 30, 2008. This was mainly due to a decrease in interest income and an increase in royalty expense.

Income Taxes:

In lieu of the losses in the past and current years, there is no tax liability.

Net Loss:

Net loss was $1,661,772 in the nine months ended September 30, 2008, compared to $1,695,886 in the nine months ended September 30, 2007, decrease of $34,114, or 2%, mainly due to increase in revenue during tne nine month period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,249,285 for the nine months ended September 30, 2008, compared to $1,170,603 for the nine months ended September 30, 2007, an increase of $78,682 or 7%. This was mainly due to the:

Decrease of accounts receivable by $30,670 for the nine months ended September 30, 2008 as compared to a decrease in accounts receivable by $133,961 for the nine months ended September 30, 2007.

An increase in the issuance of shares for services by $137,733 for the nine months ended September 30, 2008 as compared to an increase of $39,360 for the nine months ended September 30, 2007.

An increase of accounts payable and accruals by $36,845 for the nine months ended September 30, 2008 as compared to increase in accounts payales and accruals by $149,511 for the nine months ended September 30, 2007.

Net cash used in investing activities was $11,613 for the nine months ended September 30, 2008, compared to $29,195 for the nine months ended September 30, 2007.

Net cash provided by financing activities was $670,247 in the nine months ended September 30, 2008, compared to $1,512,572 in the nine months ended September 30, 2007.  $626,157 and $1,512,572 were raised from issue of shares during the nine months ended September 30, 2008 and 2007 respectively.

The company has reorganized their cost structure and it expects to drastically reduce its use of cash by 30% to 40% from the current level of $400,000 per quarter. The company is in immediate need of cash to meet operating cost and support growth. In view of this, the company is actively working on raising capital during the 4th quarter of 2008. The company is hopeful to raise capital, but their inability to raise capital will adversely affect the company’s ability to continue to operate.

SUBSEQUENT EVENT

Effective October 29, 2008 Mr. Garrett Rajkovich has resigned from  the Company’s Board of Director, however Mr. Rajkovich remains with the company as an advisor on the Board of Advisors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Nand (Andy) Khanna, our Chief Executive Officer, President and Director and Paresh Mehta, our Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently involved in litigation with a former employee over the amount of and the nature of compensation provided upon such employee’s departure from the Company. The Company filed a response to the former employee’s complaint denying all allegations.  The amount in controversy includes (i) $29,000, if plaintiff prevails (ii) attorney’s fees, if plaintiff prevails, (iii) statutory penalties of up to $10,000 if plaintiff prevails, and (iv) exemplary and treble damages if the plaintiff prevails on the claims in his complaint that provide for such damages.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

        31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

        32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On October 31, 2008 we filed an 8-K disclosing the departure of Garrett Rajkovich from the Company’s Board of Directors as of October 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONASOFT CORP.

Date: November 14, 2008	By:	/s/ NAND (ANDY) KHANNA
NAND (ANDY) KHANNA
Chief Executive Officer, President and Director