Form 10-K
period 2008-12-31
Sonasoft CORP
filed 2009-04-15
CIK 1428529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-150750

SONASOFT CORP.
(Exact name of issuer as specified in its charter)

California	51-0439372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6489 Camden Avenue, Suite 105 San Jose, CA	95120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 927-6200

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, no par value per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no public trading market for the Company currently.

As of April 13, 2009, the registrant had 36,387,877 shares issued and outstanding.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

Sonasoft was founded in 2002 for the purpose of providing data protection, high availability and disaster recovery for Microsoft Exchange, SQL and Windows servers. Designed to simplify and eliminate human error in the backup and recovery process, our solutions also centralize the management of multiple servers and provide a cost-effective turnkey disaster recovery strategy for companies of all sizes.

To our knowledge, we are currently the only company that provides an integrated backup/recovery and replication solution for Microsoft Exchange and SQL Servers. We released the Email Archiving solution in the fourth quarter of 2008 to address Corporate Compliance and eDiscovery issues. We believe that we are the only company that will provide an integrated solution for backup, replication and archiving. Typically, customers have to buy multiple solutions from different vendors to get similar capability and it would cost three to four times more to get comparable functionality offered by our SonaSafe solution. We believe that the application specific nature of our products provides granularity and automation in the recovery process that clearly differentiates us from others in the marketplace.

We have received awards from reputed industry trade publications like SQL server Magazine and MSExchange.org. We are a Gold Partner of Microsoft and work closely with Microsoft from product development, marketing and sales perspectives.

We have patent applications pending for two aspects of our functionality that are unique.  They are:

●        Web Enabled Exchange Server Standby Solution Using Mailbox Level Replication
●        Exchange Server Standby Solution Using Mailbox Level Replication with Crossed Replication between Two Active Exchange Servers

Sonasoft 2009 Sales Strategy

There are 6 primary tenets to the Sonasoft sales strategy for 2009.  These tenets will be the cornerstone for our success.  Below is a list of the tenets:

▪ 2-Tier Channel Model
▪ Government/Education Market
▪ Sonasoft Bundled Solution
▪ OEM
▪ Direct Sales
▪ International Sales

2-Tier Channel Model:

We are in the beginning stages of deploying a 2-tier channel model.  The 2-tier model is being designed with Avnet as the master distributor.  Avnet will then manage and interface with over 250 resellers in North America.  This model is being chosen because of the leverage we will realize by having one entity, Avnet, manage the interface with all the resellers.  That interface includes, but is not limited to, managing receivables, marketing activities, business reviews, logistics, etc.  Our primary interface will be with Avnet and their 9 regional reseller business managers.  This allows for a better utilization of our resources and precludes us from having to invest in a large infrastructure (people) to manage all of those resellers on a “direct” basis.  We will have to invest significant marketing dollars to assist Avnet in promoting Sonasoft to the resellers.  Below are the 6 primary reasons for moving Sonasoft to the channel:

▪ Extends our sales organization
▪ Help expand the market for our products
▪ Relationships with end user accounts
▪ Solution sale with complementary products
▪ Shorten the sales cycle by helping to  navigate through procurement
▪ Enable our business to scale more rapidly and cost effectively

Government/Education Market:

We are gaining a significant amount of traction in the state and local governments and the educational community. We have a focused effort in the school districts of California, and we are beginning to see a good deal of success. This vertical market is, by and large, recession proof. In California, there are over 780 different school districts and the vast majority of them have antiquated backup and recovery set ups. We intend to leverage those existing customer relationships to gain additional momentum in this vertical market by marketing heavily into this focused group of customers.

Sonasoft Bundled Solution:

Because of the methodology and technical approach we have taken to the backup, recovery and replication issues, our product lends itself to a bundled solution with our software and hardware provided by a 3rd party supplier. Our application resides on a backup server and then our agents are deployed on the client’s production and standby servers. Our clients purchase a solution from us that incorporates our application onto a backup server. This approach cuts installation time by more than 50% and it reduces errors in installation by the customer. We have partnered with Avnet to provide a bundled solution with HP servers. Avnet will distribute these products to their HP reseller community comprised of over 250 resellers. We are also a member of Intel ESAA. This membership affords us visibility to over 30 Intel OEM partners who have a need to further differentiate their server offering with a Disaster Recovery appliance based solution. Offering a bundled solution to a customer provides them with alternatives, reduced complexity and flexibility.

OEM

In 2009, we will also pursue a revenue stream generated from some OEM business partners. Our software affords these business partners a complimentary solution to their existing product offering. Our strategy will be to sell our software based on high volume and a heavily discounted price that these business partners can then incorporate into their solutions they are bringing to market. This approach provides for a greater reach by us into the market at large without having to spend the sales and marketing dollars to access and serve that market. We will sell pre-paid licenses and will obtain royalties based on a specified volume over a given period of time.

Direct Sales

Even as we migrate into a 2-tier channel model, management recognizes that the building blocks for such migration have its genesis in the direct sales model. There is still a need for a direct sales approach with specific customers. There still remains a need to service a given subset of customers on a direct basis predicated on the strategic nature of the customer, the complexity of the opportunity and specific targeted vertical markets we wish to penetrate and put additional focus on. Maintaining a direct sales model, in concert with a channel model, will allow us to continue to learn and keep in close touch with customer trends, issues and concerns. Due to this ongoing direct sales interface, we will be much better equipped to modify our channel strategies to keep pace with the changing market. By virtue of the direct sales experiences, we will continually modify our sales processes and this will enable us to communicate those changes to the reseller channel. Driving the most effective and efficient sales process into the reseller channel will exponentially increase the value the channel can bring to us. Opportunities for the direct sales efforts are derived, in large part, through leads provided to them by the marketing department. As we increase the number of sales people, (current direct sales staff and our reseller partners) we will increase our marketing efforts in order to provide both direct sales and the channel with the proper number of leads to gain the traction we will need in 2009.

International Sales

Our international sales are conducted exclusively through the channel. We are getting increased traction in Europe, especially in United Kingdom. We have already appointed country distributors in different countries in Europe. The strategy is to sell through a 2-Tier channel model in Europe. We have appointed a master distributor in Asia-Pacific and the master distributor is in turn working with country distributors and resellers. We are expected to achieve significant inroads in the European and Asian markets in 2009 and beyond.

Marketing

We are the only company that provides an integrated data protection, high availability and disaster recovery solution for Microsoft Exchange and SQL servers through its SonaSafe solution. Today, we provide a 2-in-1 solution, i.e. backup and replication. With release of the archiving product in 2008, we believe that we are  the only company that  provides a 3-in-1 solution.

Email has been growing at the rate of 40% every year and managing emails has become very complex. Businesses are being increasingly asked to retrieve emails during litigation. Also Companies need to comply with regulatory compliance requirements like Sarbanes-Oxley and HIPAA. According to the Sarbanes-Oxley Act, public companies must keep all documents and communications for seven years following an audit. Hence, email is becoming an Achilles Heel of document and records management. By adding the archiving capability to SonaSafe, we are able to enhance the functionality considerably and also it will result in increased revenue and average sales price for our products.

Marketing will closely work with our sales department to continually evaluate the landscape and define strategy for future product development efforts. We have been a pioneer in this space and will continue to introduce unique products that will address key customer pain points.

Marketing will be the primary driving force in establishing our brand and also generate qualified leads for sales. The main focus will be to generate leads through online marketing efforts supported by several other complementary activities. Lead generation will be accomplished through the following efforts:

▪ Conduct Online Webinars regularly and invite potential prospects to these webinars

▪ Sonasoft will become a thought leader in Disaster Recovery, Compliance and eDiscovery by publishing articles and white papers regularly

▪ Publish case studies on key customers and how they are benefiting from using SonaSafe.

▪ Generate more leads through online marketing efforts including Email Newsletters, Online Advertisements, Google AdWords, Blogs, etc.

▪ Focus on four key vertical markets – Financial, Healthcare, Legal and Education/Government

▪ Focus lead generation efforts on these four verticals

▪ Continue to successfully conduct Seminars across the country

▪ Dedicated Inside Sales will invite potential prospects

▪ Invite resellers to participate in these seminars

▪ Give interviews to trade magazines and analysts

▪ Regular feedback regarding product and support will be facilitated through a Customer Council

▪ Participate in industry specific shows like Exchange Connections and SQL PASS Summit.

Customer Support

As sales continue, the need for customer support continues to grow as well.  With the maintenance and support agreements that are purchased by many of our customers, Customer Support has become a revenue generating component of the company.  Over the next 12 months, we plan to increase its customer support resources by:

Adding additional staff to handle the volume of support calls required to maintain customer satisfaction and services levels as per the support agreements signed between the customer and company.  The customer support levels (Silver, Gold, and Platinum) that Sonasoft offers are as follows in the customer support matrix listed below:

Customer Support Service Levels are Silver, Gold, and Platinum

Support Feature	Silver	Gold	Platinum
Phone Support	✓	✓	✓
Email Support	✓	✓	✓
Web-Based Case Management	✓	✓	✓
Knowledge Base	✓	✓	✓
Self Help Resources	✓	✓	✓
Web-Based Support	✓	✓	✓
Software Updates	✓	✓	✓
Unlimited Support Accounts	1	3	✓
Dedicated Customer Support			✓
Business Review Meetings			✓
Customer Counsel			✓
Onsite Technical Support			Optional Add-On
Response Times	4 hour	2 hour	30 minutes
Support Hours	7 AM to 6 PM	24 X 5	24 X 7 X 365
Support Days	Mon - Fri	Mon - Fri	Every Day

Additional customer support staff will be required for the following positions:

▪ Managing the customer support website including downloads and updates

▪ Installation support specialists
▪ Data recovery for critical restore specialists
▪ Specialized Microsoft (Exchange Server, SQL Server, and File Systems) product support personnel.

Currently the support staff is servicing over 400 customers. A new staff member is required for every 75 customers that Sonasoft adds. However, this will be based upon the volume of calls and service requests generated by customers.

Adding a web based portal that directly communicates with the company’s CRM, where customers and support staff can have a centralized system to handle customer support. Both customers and support staff will use it to address site access (based upon maintenance agreement), cases, knowledge base, downloads (software and hot fixes), etc. This will ultimately speed up response times between customer and support staff.

Educating the customer on the software is a key component of ensuring the customer has the proper knowledge on how to utilize the features and functionality available to them in the product. By providing this offering, it reduces the number of calls and emails from the customer. The following programs are available to the customer:

1.     SonaSafe Product Overview is held on a weekly basis for customers that have purchased the solution and want to learn about the basic functionality of the application. This is hosted online by a customer support technician.

2.     Product Training is held for customers that want an in-depth look at the functionality of the product, how to use it, read the log files, and troubleshoot issues. This training generally lasts about 4 hours. Product Training is hosted online by a customer support technician.

Sonasoft plans to develop a formal certification program for customers and resellers.  This program will boost their skills and workplace productivity while validating their knowledge on Microsoft’s SQL Server, Exchange Server and File Systems products.  Designed for both experienced and expert level users, the curriculum will prepare them to plan, design, and manage all key components of their information and data protection lifecycle.

Professional Services can be offered to the customer and provided by specialized support personnel in the areas of Exchange Server and SQL Server.  Many companies will often hire outside professionals to design, install, configure and upgrade systems.  Sonasoft’s professional services would include:

▪ Remote Backup & Disaster Recovery
▪ Remote Database Administration
▪ Installations and upgrades
▪ Database Migration
▪ Database Replication
▪ Database Administration
▪ Performance Tuning
▪ Design & Architecture

All Professional Services will be billed at an hourly rate. Travel and Expenses would not be included. A contract would need to be purchased prior to Professional Services commencing.

Engineering

Overview

We are primarily focused on developing high availability, disaster recovery and compliance products for the Microsoft platform. We work closely with Microsoft for its product development and uses Microsoft standards for all his development. The approach is to develop application-specific products for Exchange, SQL and Windows servers to get the granularity in functionality, ease of use and automation.

We have partnered with one of the leading and reputable company in India (Integra Micro Systems) to develop an exciting and challenging product called SonaSafe for Email Archiving. The system will leverage journaling capabilities of Mail Server to capture all emails coming in and going out of the Microsoft Exchange Server and archive it to Microsoft SQL Server 2005 Server and this whole process will be transparent to existing users of the Mail System. It will utilize Microsoft SQL Server 2005 Full Text Catalog Search capabilities to provide a very sophisticated search engine to discover and retrieve emails for litigation or company’s regulatory compliance perspective. The system will also encrypt and compress email messages to avoid tempering and reduce space.

Only Microsoft Exchange Server will be supported in the first release but the design will take into consideration other Mail Servers which will be supported in different phases. Initially SonaSafe for Email Archiving will be developed as a standalone product but later it will be integrated with existing Sonasoft Exchange Backup/Recovery and Replication product which will eliminate the need to taking separate mailbox backups and make Standby product more scalable and high performance system.

Major Product Features

▪ Automatically archive corporate email into one storage area
▪ Reduce email storage requirements which dramatically reduce Backup/Recovery time
▪ Migrate old PST files stored on client machines
▪ Set up email retention and categorization policies
▪ Helps comply with Sarbanes-Oxley Act
▪ Collect and archive emails in one geographical location
▪ Audit Archived emails
▪ Access emails from any location through a browser
▪ Advanced email search and 'Saved Search' capabilities
▪ One-Click Restore a single email to a mailbox

Development Plan

A highly talented and experienced team has been put together to develop and support the System and the product released in the fourth quarter of 2008.

Employees

As of April 6, 2009, we have 14 full-time employees.

Competition

Our SonaSafe is the only data protection, high availability and disaster recovery solution that provides both backup and replication as part of a single integrated solution. Typically, customers have to buy multiple solutions from different vendors to get similar capability. Also, it would cost three to four times more to get comparable functionality offered by our SonaSafe solution. Typically customers use software from Symantec, Computer Associates or EMC for backup purposes. DoubleTake, Neverfail and CA-Xosoft are the solutions that companies use for replication. We will be introducing an email archiving solution in the third quarter of 2008 and when it comes out, we believe we will be the only company that provides a 3-in-1 solution, i.e. backup, replication and archiving.

Different kinds of replication techniques can be used to replicate data between two servers both locally and remotely. In block level, replication is performed by the storage controllers or by mirroring the software. In file-system level (replication of file system changes), the host software performs the replication. In both block and file level replication, it does not matter what type of applications are getting replicated. They are basically application agnostic, but some vendors do offer solutions with some kind of application specificity. But these solutions cannot provide the automation, granularity and other advantages that come with application-specific solution.

With SonaSafe, the replication is very application specific. In the case of Exchange, the replication is done at a mailbox level and in the case of SQL, the standby occurs at a database level. The solution provides total disaster recovery protection and enables reliable business continuity.

ITEM 2.         DESCRIPTION OF PROPERTY.

Our executive office is located at 6489 Camden Avenue San Jose, CA 95120.   Pursuant to our original lease with Camden Almaden Building we have three suites located in this property at Suite 101, Suite 202 and Suite 105.  As per the lease, $13,068 is payable per month and the term of the amended lease is three years commencing May 8, 2007 and ending April 30, 2010. Currently we are occupying suite 105 and vacated the other suites as of November 1, 2008, and we are paying $5,000 per month but the present lease has not been amended to this effect. The owner of Camden Almaden building is a current shareholder and advisor to the company.

ITEM 3.         LEGAL PROCEEDINGS.

The Company is currently involved in litigation with a former employee over the amount of and the nature of compensation provided upon such employee’s departure from the Company. The Company filed a response to the former employee’s complaint denying all allegations.  The amount in controversy includes (i) $29,000, if plaintiff prevails (ii) attorney’s fees, if plaintiff prevails, (iii) statutory penalties of up to $10,000 if plaintiff prevails, and (iv) exemplary and treble damages if the plaintiff prevails on the claims in his complaint that provide for such damages

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the Over the Counter Bulletin Board upon the effectiveness of the registration statement of which this prospectus forms apart. However, we can provide no assurance that our shares will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders

As of April 6, 2009 in accordance with our transfer agent records, we had 138 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

During the year 2008, the company granted 785,000 stock options and cancelled 445,000 stock options

Recent Sale of Unregistered Securities

In December of 2008, the Company issued 1,352,624 shares of common stock for cash of $293,068.

In December of 2008, the Company issued 170,109 shares of common stock for cash of $36,857.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations

Year ended December 31, 2008 Compared to Year ended December 31, 2007

The following tables set forth key components of our results of operations for the periods indicated for Sonasoft Corp.

	December 31	December 31
	2008	2007

Revenue	$771,762	$737,625

Selling expenses	(1,225,459)	(1,288108)
General and administrative	(1,233,188)	(932,650)
Research and development	(565,753)	(691,436)
Total operating expenses	(3,024,400)	(2,912,194)
Operating Loss	(2,252,638)	(2,174,569)
Interest expenses
Other income (expenses)	(58,118)	4,429
Loss before minority interest and income taxes	(2,310,756)	(2,170,140)
Income taxes	(800)	(1,600)
Minority interest
Net Loss	$(2,311,556)	$(2,171,740)
Earnings per share – Basic and Diluted	$(0.07)	$(0.07)
Weighted average shares outstanding – Basic and Diluted	32,579,561	31,257,597

Net Revenue:

Revenue increased $34,137, or 5%, from $737,625 in the year ended December 31, 2007 to $771,762 in the year ended December 31, 2008. The increase in revenue occurred due to software product related problems were addressed during the year. The increase in revenue was not significant due to the delay in releasing our new product.

Selling Expenses:

Cost of sales & selling expenses decreased $62,649, or 5% from $1,288,108 in the year ended December 31, 2007 to $1,225,459 in the year ended December 31, 2008, primarily due to measures taken by the company to reduce cost beginning in the later part of 3rd quarter 2008.This was mainly due to reduction  of number of employees and reduction of salary to bring cost structure in line with changing economic environment.

General and Administrative Expenses:

General and administrative expenses increased $299,739 or 32% from $934,250 in the year ended December 31, 2007 to $1,233,989 in the year ended December 31, 2008. The increase of these expenses was primarily due to the expenses related to the vesting of all the outstanding stock options upon filing of the registration statement with the SEC.

Research and Development:

Research and development decreased $127,683, or 19% from $691,436 in the year ended December 31, 2007 to $563,753 in the year ended December 31, 2008, and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The company reduced the expenses by outsourcing the work to India with better terms .

Income from Operations:

Operating loss increased $78,069, or 4% from $2,174,569 in the year ended December 31, 2007 to $2,252,638   in the year ended December 31, 2008, was mainly due to higher one-time expenses related to stock options

Other Income/( Expenses)

Other Income decreased by $62,547, from $4,429 in the year ended December 31, 2007 to ($58,118) in the year ended December 31, 2008. This was mainly due to loss on disposal of assets on vacating part of the lease premises.

Income Taxes:

In lieu of the losses in the past and current years, there is no tax liability.

Net Loss:

Net loss was $2,311,556 in the year ended December 31, 2008, compared to $2,171,740 in the year ended December 31, 2007, an increase of $139816, or 6%, mainly due to additional stock option related expense on vesting of all the outstanding stock options.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,506,898 in the year ended December 31, 2008, compared to $1,596,137 in the year ended December 31, 2007, decrease of $85,239 or 6%. This was mainly due to the:

a)             Increase in loss by $140k

b)             Increase in non-cash expenses by $417k

c)             Decrease in Accounts Payable and accrued expenses by $162k

Net cash used in investing activities was $5,613 in the year ended December 31, 2008 compared to $31,257 in the year ended December 31, 2007, decrease of $25,644 or 82%.  This was mainly due to the amount of assets purchased in 2008 ..

Net cash provided by financing activities was $1,464,383 in the year ended December 31, 2008. This amount was raised from the issuance of shares and loans to the company by a shareholder

Net cash provided by financing activities was $1,512,572 in the year ended December 2007. The entire amount was raised from the issuance of stock.

As reflected in Note 2 of the accompanying financial statements, the Company has a net loss of $2,311,556, a working capital deficiency of $808,443 and a stockholders’ deficiency of $792,454 at December 31, 2008.  For the year ended December 31, 2008, the Company used cash of $1,506,898 in operations. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and to implement its strategic sales plan provide the opportunity for the Company to continue as a going concern

The company is working to reorganize it’s cost structure and expects to reducethe use of cash by 25% from the current level of $350,000 per quarter. To support our growth and to further narrow down the use of cash, the company is looking for additional funds, but their inability will adversely affect the company’s ability to continue to operate, for the next twelve months

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our Consolidated Financial Statements attached hereto as Exhibit F-1. Policies determined to be significant are those policies that have greatest impact on our financials statements and require management to use a greater degree of judgement and estimates. Actual result may differ from those estimates. Our management belives that given current facts and circumstances, it is unlikely that applying any other reasonable judgements or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in the report.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standard, including SOP 97-2, as amended. Revenue from software arrangements with end users is recognized upon final delivery of the software, provided that collection is probable and no significant obligations remain. Maintenance arrangement revenue is deferred and recognized over the service period

Stock-Based Compensation

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.

In April, 2008 , the FASB issued FASB staff Position (“FSP”) FSAS 142-3, “ Determination of  the Useful Life of Intangible Assets”. The FSP amends the factors that should be considered in developing renewal or extension assumption used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “ Goodwill and Other Intangible Assets” (“SFAS 142”). This intent of this FSP si to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal year beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The company is current ly evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operation or cash flowe

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SONASOFT CORP.
CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER, 2008 AND 2007

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGES	F-6 - F-15	NOTES TO FINANCIAL STATEMENTS

Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of: Sonasoft Corp.

We have audited the accompanying balance sheets of Sonasoft Corp. (the "Company") as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, financial position of Sonasoft Corp. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $2,311,556, a working capital deficiency of $808,443 and a negative cash flow from operations of $1,506,898 for the year ended December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ WEBB & COMPANY, P.A.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 26, 2009

SONASOFT, CORP.
BALANCE SHEETS

ASSETS

	As of December, 31
	2008	2007

Current Assets
Cash	$890,806	938,934
Accounts Receivable, net	95,602	111,305
Other Current Assets	1,064	5,658
Total Current Assets	987,472	1,055,897

Fixed Assets, net	35,233	86,137

Deposit	-	6,000
Intangible assets, net	2,638	2,638
Total Other Assets	2,638	8,638

Total Assets	$1,025,343	$1,150,672

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$115,326	$84,581
Accrued expenses - related party	904,105	973,767
Accrued expenses -non related party	503,856	483,389
Royalty payable	150,498	111,988
Notes payable - related party, net	122,130	72,972
Total Current Liabilities	1,795,915	1,726,697

Long Term Liabilities
Notes payable - related party, net	21,882	-
Total Long Term Liabilities	21,882	-

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, no par value; 100,000,000 shares authorized,
36,219,877 and 32,252,477 shares issued and outstanding, respectively	8,370,808	6,306,171
Stock Subscription Receivable	(111)	(30,601)
Accumulated deficit	(9,163,151)	(6,851,595)
Total Stockholders' Deficiency	(792,454)	(576,025)
	-
Total Liabilities and Stockholders' Deficiency	$1,025,343	$1,150,672

See accompanying notes to financial statements

SONASOFT, CORP.
STATEMENT OF OPERATIONS

	For the Year Ended December 31,

	2008	2007
Revenue	$771,762	$737,625

Operating Expenses
Officer's Compensation	136,500	130,296
Salaries	1,481,691	1,308,152
Marketing and Advertising	47,694	123,590
Rent	136,584	123,626
Payroll Taxes	107,761	125,896
General and Administrative	548,417	409,198
Research and Development	565,753	691,436
Total Operating Expenses	3,024,400	2,912,194

Net loss from Operations	(2,252,638)	(2,174,569)

Other Income (Expense)
Interest Income	18,115	41,316
Other Income	-	100
Loss on Disposal of Asset	(38,540)	-
Other Expense	817	(105)
Royalty Expense	(38,510)	(36,882)
Total Other Income (Expense)	(58,118)	4,429

Loss from Operations before Provision for Income Taxes	(2,310,756)	(2,170,140)

Provision for Income Taxes	800	1,600

Net Loss	$(2,311,556)	$(2,171,740)

Loss per Common Share - Basic and Diluted	$(0.07)	$(0.07)

Weighted average number of shares outstanding
during the period - Basic and Diluted	32,579,561	31,257,597

See accompanying notes to financial statements

SONASOFT, CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEAR'S ENDED DECEMBER 31, 2008 AND 2007

				Stock
	Common Stock		Paid In	Subscription	Accumulated
	Shares	Par	Capital	Receivable	Deficit	Total

Balance, December 31, 2006	26,910,458	$-	$4,470,247	$(30,500)	$(4,679,855)	$(240,108)

Stock subscription receivable	334		101	(101)		-

Stock issued to employees			238,891			238,891

Stock issued for services	281,167		84,360			84,360

Stock issued for cash	5,060,518		1,512,572			1,512,572

Net loss					(2,171,740)	(2,171,740)

Balance, December 31, 2007	32,252,477	-	6,306,171	(30,601)	(6,851,595)	(576,025)

Stock subscription receivable	33	-	10	30,490	-	30,500

Warrants issued to noteholder	-	-	478,118	-	-	478,118

Stock issued to employees	-		523,194	-	-	523,194
			-	-	-
Stock issued for services	629,219	-	174,590	-	-	174,590
	-		-	-	-
Stock issued for cash	3,338,148	-	888,725	-	-	888,725
			-	-	-
Net loss	-	-	-	-	(2,311,556)	(2,311,556)

Balance, December 31, 2008	36,219,877	-	$8,370,808	$(111)	$(9,163,151)	$(792,454)

See accompanying notes to financial statements

SONASOFT, CORP.
STATEMENT OF CASH FLOWS

	For the Year Ended December 31,

	2008	2007
Cash Flows From Operating Activities:
Net Loss	$(2,311,556)	$(2,171,740)

Adjustments to reconcile net loss to net cash used in operations
Issuances of shares for services rendered	174,590	84,360
Options issued to employee	523,194	238,891
Loss on disposal of assets	38,540	-
Depreciation	23,977	20,322
Changes in operating assets and liabilities:
Accounts receivable	15,703	51,451
Other current Assets	4,594	(1,522)
Accrued expenses	20,467	115,686
Accrued expenses - related party	(65,662)	(45,292)
Royalty payable	38,510	36,882
Accounts payable	30,745	74,825
Net Cash Used In Operating Activities	(1,506,898)	(1,596,137)

Cash Flows From Investing Activities:
Deposits	6,000	-
Purchase of Assets	(11,613)	(31,257)
Net Cash Used In Investing Activities	(5,613)	(31,257)

Cash Flows From Financing Activities:
Proceeds from stock subscription receivable	26,500	-
Proceeds from loans payable, net	71,040	-
Common Stock issued for cash	1,366,843	1,512,572
Net Cash Provided by Financing Activities	1,464,383	1,512,572

Net Decrease in Cash	(48,128)	(114,822)

Cash at Beginning of Period	938,934	1,053,756

Cash at End of Period	$890,806	$938,934

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$800	$1,600

Supplemental disclosure of non-cash investing and financing activities:

Settelment of note payable against stock subscription recievable	$4,000	$-

Subscription recievable for issuance of stock	$10	$101

See accompanying notes to financial statements

SONASOFT CORP.
DECEMBER 31, 2008 AND 2007
NOTES TO FINANCIAL STATEMENTS

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Sonasoft Corp. (the "Company") was incorporated under the laws of the State of California on December 18, 2002. The Company develops software that automates the disk-to-disk backup and recovery process for Microsoft Exchange, SQL and Windows Servers with integrated data protection, high availability and disaster recovery solutions.

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

(C) Basis Presentation

Certain balances in the financial statements as of and for December 31, 2007 have been reclassified to conform to the current period's presentation.  The changes had no effect on the previously reported net income, total assets, liabilities, or stockholders' equity.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2008 and 2007 respectively, the Company had approximately $571,039 and $789,332 in cash balances at financial institutions which were in excess of the FDIC insured limits.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of December 31, 2008 and 2007 there were 8,667,727 and 6,160,000 common share equivalents outstanding respectively.  Common stocks equivalents have been excluded from the diluted net loss per share as the amounts are anti-diluted.

(F) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include expensing of employee compensation and employee stock based compensation.

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standard NO. 109, “Accounting for Income Taxes”(“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SONASOFT CORP.
DECEMBER 31, 2008 AND 2007
NOTES TO FINANCIAL STATEMENTS

(H) Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standard, including SOP 97-2, as amended. Revenue from software arrangements with end users is recognized upon final delivery of the software, provided that collection is probable and no significant obligations remain. Maintenance arrangement revenue is deferred and recognized over the service period.

(I) Property & Equipment

We record our property and equipment at cost and depreciate these assets on a straight-line basis to their estimated residual values over their estimated useful lives of 3 to 7 years.

(J) Stock-Based Compensation

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

(K) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and accrued expenses approximate their fair value due to the relatively short period to maturity for these instruments.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in selling, general and administrative expenses and totaled $47,964 and $123,590 in the year ended December 31, 2008 and 2007 respectively.

SONASOFT CORP.
DECEMBER 31, 2008 AND 2007
NOTES TO FINANCIAL STATEMENTS

(N) Identifiable Intangible Assets

As of December 31, 2008, $2,638 of costs related to filing patent applications has been capitalized. When patents are approved, the costs are amortized over the life of the patent.  All costs for patents not approved will be expensed at that time of denial.

(O) Long-Lived Assets

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

(P) Recent Accounting Pronouncements

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

SONASOFT CORP.
DECEMBER 31, 2008 AND 2007
NOTES TO FINANCIAL STATEMENTS

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

NOTE 2     GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $2,311,556, a working capital deficiency of $808,443 and a stockholders’ deficiency of $792,454 at December 31, 2008.  For the year ended December 31, 2008, the Company used cash of $1,506,898 in operations. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and to implement its strategic sales plan provide the opportunity for the Company to continue as a going concern.

NOTE 3      ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Trade and other receivables	$95,602	$111,305
Less: Allowance for doubtful accounts	-	-
	$95,602	$111,305

The bad debt expense in each of 2008 and 2007 was $0 and $0, respectively.

NOTE 4     PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Office equipment	$13,815	$13,815
Office furniture	-	8,370
Leasehold improvements	-	35,472
Computer equipment	101,875	90,262

Less: Accumulated depreciation	80,457	61,782
	$35,233	$86,137

Depreciation expense for the years ended December 31, 2008 and 2007 was $23,977 and $20,322, respectively.

NOTE 5     STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During the year 2007, the Company issued 5,060,852 shares of common stock for cash for $1,512,673

During the year 2008, the Company issued 3,338,141 shares of common stock for cash for $888,735.

SONASOFT CORP.
DECEMBER 31, 2008 AND 2007
NOTES TO FINANCIAL STATEMENTS

(B) Common Stock Issued for Services

During the year 2007, the Company issued 281,167 of common stock for services provided by consultants; these shares were valued at a recent cash offer price of $84,360

During the year 2008, the Company issued 629,219 of common stock for services provided by consultants; these shares were valued at a recent cash offer price of $174,590.

(C) Stock Subscription Receivable

During the year ended December 31, 2008, the company offset the amount of $30,500 stock subscription receivable against accrued remuneration. As a result the Company has $111 in stock subscription receivable as of December 31, 2008.

(D) Amended Articles of Incorporation

On April 27, 2008, the Company amended its Articles of Incorporation to increase its’ authorized shares from 50,000,000 to 100,000,000.

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

As a result of the adoption of SFAS No. 123(R), the Company’s results for the year ended December 31, 2008 and 2007 includes share-based compensation expense totaling $523,194 and $238,891 respectively, which has been included in salaries expense.  No income tax benefit has been recognized in the income statements for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax asset.

Stock option compensation expense for the fiscal year 2008 and 2007 is the estimated fair value of options granted, amortized on a straight line basis over the requisite service period for the entire portion of the award.

SONASOFT CORP.
DECEMBER 31, 2008 AND 2007
NOTES TO FINANCIAL STATEMENTS

Black-Scholes Valuation

The fair value of options at the date of grant is estimated using the Black Scholes option pricing model.  The assumptions made in calculating the fair values of options are as follows:

	For the year ended December 31, 2008	For the year ended December, 2007
Expected term (in years)	3	3
Expected volatility	23% to 73%	25% to 78%
Rick-free interest rate	0.76% to 3.05%	1.79% to 3.05%

There were 785,000 and 1,931,110 stock option awards granted during the year ended December 31, 2008 and 2007 respectively.

Plan Information

In February 2003, the 2003 Incentive and Non-Statutory Stock Option Plan was approved and adopted by the Board of Directors.  The 2003 Plan became effective upon the approval of the holders of the Company’s stock at the Company’s annual stockholders meeting held on September 4, 2003.  Under the 2003 Plan, the Company may grant stock options to its employees, officers, and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company.  Options are granted at various times and usually vest over a thirty-six (36) month period and also in the event of filing with SEC all the unvested options will become fully vested. As of December 31, 2008 and 2007 the Company had total options pursuant to the 2003 Plan of 6,395,000 and 6,160,000 outstanding, respectively.

A summary of the status of Company’s fixed stock option plan as of December 31, 2008 and 2007, and the changes during the years then ended is presented below:

Fixed options

	Qty	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,521,666	$0.15

Issued	1,931,110	$0.30
Exercised	(83,054)	$(0.20)
Cancelled	(1,209,722)	$(0.28)

SONASOFT CORP.
DECEMBER 31, 2008 AND 2007
NOTES TO FINANCIAL STATEMENTS

	Qty	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,160,000	$0.17

Issued	785,000	$0.00
Exercised	(105,000)	$(0.00)
Cancelled	(445,000)	$(0.00)
Outstanding at December 31, 2008	6,395,000	$0.17
Exercisable at December 31, 2008	6,395,000

Exercise Price	Number Outstanding December 31, 2007	Weighted Average remaining Contractual Life	Weighted Average exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
.01-.10	3,115,000	-	0.07	3,115,000	0.07
.11-.20	845,000.81		0.20	687,361	0.20
.21-.30	2,200,000	1.74	0.30	843,471	0.30
	6,160,000			4,645,832

Exercise Price	Number Outstanding December 31, 2008	Weighted Average remaining Contractual Life	Weighted Average exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
.01-.10	3,115,000	-	0.07	3,115,000	0.07
.11-.20	845,000.81		0.20	845,000	0.20
.21-.30	2,435,000	1.74	0.30	2,435,000	0.30
	6,395,000			6,395,000

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

The company has also entered into similar agreements each extending through the year 2011 with four other employees/managers at an average annual salary of $120,000.  In the event of termination of the agreement by the company, the company is required to pay a severance payment equivalent to 12 months of salary at the rate, and with the benefits, in effect at the date of termination.  The total commitment as of December 31, 2008 under the employment agreements are summarized below:

SONASOFT CORP.
DECEMBER 31, 2008 AND 2007
NOTES TO FINANCIAL STATEMENTS

2009	$600,000
2010	600,000
2011	600,000
2012	150,000
2013	150,000

Total	2,100,000

(B) Product Development/Royalty Agreement

In November 2007, the Company entered into a product development agreement with a software development company (developer).  Under the terms of the agreement, the developer will be entitled to a royalty based on 10% of net sales of the product developed until such time as two hundred percent (200%) of the actual project cost has been cumulatively received by the developer.  After such time, the developer would receive 5% of net sales of the product developed until such time as an additional three hundred percent (300%) of the actual project cost has been cumulatively received by the developer, resulting in a total payment to the developer of five hundred percent (500%) of the actual project cost.  At a point in time in the future that five hundred percent (500%) of the actual project cost has been received by the developer, no further royalties shall be owed.  As of December 31, 2008, the Company owes no royalty to the developer. However the total estimated royalty liability upon sales of the new product is up to $1,277,515 as of December 31, 2008.

(C) Royalty Agreement

During the year 2003, the Company entered into royalty agreements with investors.  The maximum liability under the agreement will be $1,500,000.  The maximum amount due to investors in each year will be 5% of revenue up to a total of $1,500,000.  Such premium is payable only if management of the Company reasonably determines that the company has the cash available to pay.  In accordance with the signed royalty agreements, the Company is accruing the royalty premium at 5% of revenue.  As of December 31, 2008 and 2007, $150,498 and $111,988 has been accrued.

(D) Lease Agreement

The company has entered into a lease agreement for two office suites within an office building with a related party for a term of 3 years ending on April 30, 2010.  The annual rent payable under the lease is $152,250 plus annual increases of a minimum of 3% and expenses related to the common areas.  On November 1, 2008, the Company vacated one of the office suites, however the Company and the landlord have not reached an agreement to amend the old lease and/or enter into a new lease agreement for just the one office suite.  The financial statements account for the lease as if the Company was still occupying both office suites.  The following summarizes obligations under the existing lease as of December 31, 2008:

2009	$159,954
2010	53,841

Total	$213,795

The company has entered into three lease agreements for computer equipment with an unrelated third party for a term of 3 years ending in April, May, and September of 2011.  The annual lease amounts payable under the leases are $346, $1,091, and $3,458, respectively.  The following summarizes obligations under the existing leases as of December 31, 2008:

2009	$4,895
2010	4,895
2011	2,875

Total	$12,665

SONASOFT CORP.
DECEMBER 31, 2008 AND 2007
NOTES TO FINANCIAL STATEMENTS

(E) Employment Related Lawsuit

In 2006, an ex-employee filed a lawsuit against the Company for wrongful termination.  The Company has accrued a tentative settlement with the ex-employee for the payment of $152,500 as of December 31, 2008.  As of March 26, 2009, the tentative settlement with ex-employee was not finalized or agreed upon by both parties.

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

 NOTE 9    NOTE PAYABLE – RELATED PARTY

In 2007, the Company entered into a convertible note agreement with its landlord who is also a director.  The note is convertible into common stock at $0.30 per share at the election of the note holder.  The value of the conversion option is equal to recent cash offering prices and no beneficial conversion was recognized in accordance with EITF 98-5 and EITF 00-19.  On April 3, 2008, the Company entered into an addendum to the lease agreement for their office with the owner who is a Director which stated that all amounts of unpaid rent and leasehold improvements could only made in cash. (See Note 8).

On December 19, 2008, the company has issued a note to one of their directors for cash received of $500,000 on terms of 10% per interest per year and payable 36 months after issuance. The first interest payment of $50,000 was due sixty (60) days after the issuance of the note.  In conjunction with the issuance of the note payable, the Company also granted warrants for 2,272,727 shares of common stock at an exercise price of $0.22 each.  These warrants were valued at $478,118 using the Black-Scholes valuation method subject to the same assumptions made in calculating a fair value of the Company's stock options. The fair value of the warrants was treated as a discount on the note payable and will be amortized over the life of the note. (See Note 6)  The note is secured by all of the assets of the the company.

Notes Payable, Related Party – Face Value	$622,130
Notes Payable, Related Party - Discount	478,118
144,012
Notes Payable, Related Party - Current	122,130
Notes Payable, Related Party – Long Term	$21,882

NOTE 10   INCOME TAXES

The net deferred tax liability in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	Years Ended December 31,
	2008	2007

Deferred tax liability:
Property and Equipment	$932	$-
Deferred tax asset
Stock Options for Services	366,783	158,343
Royalty Liability	59,958	44,616
Renumeration Payable	335,594	367,229
Property and Equipment	1,094	-
Net Operating Loss Carryforward	2,114,349	1,580,760
Valuation allowance	(2,876,846)	(2,150,948)
Net deferred tax asset	932	-
Net deferred tax liability	$-	$-

SONASOFT CORP.
DECEMBER 31, 2008 AND 2007
NOTES TO FINANCIAL STATEMENTS

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2028.

The net change in the valuation allowance for the year ended December 31, 2008 was an increase of $725,898.

The components of income tax expense related to continuing operations are as follows:

	2008	2007
Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$800	$1,600
Deferred	-	-
	$800	$1,600

The Company's income tax expense differed from the statutory rates (federal 34% and state 8.84%) as follows:

	Year Ended December 31,	Year Ended December 31,
	2008	2007

Statutory rate applied to earnings before income taxes:	$(725,898)	$(770,485)
Increase (decrease) in income taxes resulting from:
State income taxes	800	1,600
Change in deferred tax asset valuation allowance	725,898	770,485
Other	-	-
Income Tax Expense	$800	$1,600

NOTE 11   SUBSEQUENT EVENTS

During January to March 26, 2009, the company issued 33,000 shares of common stock for cash for $7,150 and 135,000 shares for services for $29,240.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A. Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officer’s and director’s as of April 13, 2009 are as follows:

NAME	AGE	POSITION
Nand (Andy) Khanna	67	President, CEO, Director
Dr. Thirumalai (Vas) Srinivasan	46	Vice President of Marketing
Bilal Ahmed	37	CTO and Vice President of Engineering
Neil Kumar Khanna	37	Vice President of Operations
W. Patrick Kelley Sr.	53	General Counsel, Corporate Secretary, and Director
Dr. Romesh K. Japra, M.D., F.A.C.C.	58	Chairman of the Board of Directors
Paresh Mehta	53	Chief Financial Officer

The following summarizes the occupation and business experience during the past five years for our sole officer and directors.

Nand (Andy) Khanna
Founder, CEO, President, and Director

Andy Khanna brings over 30 years of high-technology experience to Sonasoft®. Andy has been serving as President and Chief Executive Officer of Sonasoft for the past five years. Andy served as president of Datus, Inc. and Univation, Inc. His background in sales started at NCR and Control Data. At Univation, he served for nearly 11 years as President, CEO, and Chairman of the Board and took the company public and became one of the first Indo-Americans to take a company public in Silicon Valley. At Datus, Inc., as President he built a strong team of engineering, marketing, sales and operational professionals.

Andy invented the Route Finder PNA, a state-of-the-art handheld portable vehicle navigation system, which combined several state of the art technologies and was nominated by the Smithsonian Institute for the Innovation Award in Transportation. Andy also served as consultant to many of the Fortune 500 companies. Andy holds a BS in Business and Marketing from the University of San Francisco and an MBA from Golden Gate University.

Dr. Thirumalai (Vas) Srinivasan
Vice President of Marketing

Vas Srinivasan brings over 20 years of experience in technology, manufacturing and research to the company. Vas has been working with Sonasoft for the past five years. Vas played a key role in introducing new technologies and products in High-Tech and Manufacturing industries. Before joining Sonasoft, Vas was responsible for the Supplier Relationship Management (SRM) Solution at Commerce One.

Prior to Commerce One, he was at US Steel., where he managed relationship with Big Three automakers and was instrumental in introducing new technologies in the automotive industry. Prior to that, Vas worked in the Crash Safety Group at Ford Motor Company and helped the automaker meet Federal Government safety standards for cars and trucks. He also worked on the Light Combat Aircraft (LCA) being developed for the Indian Air Force. Vas holds a Bachelors of Technology in Aeronautical Engineering from Anna University, Chennai, India, Masters of Engineering in Aerospace Engineering from Indian Institute of Science, Bangalore, India, Ph.D. in Mechanical Engineering from University of Miami and M.B.A. from University of Michigan, Ann Arbor.

Bilal Ahmed
CTO and Vice President of Engineering

Bilal Ahmed has over 14 years of experience in the development and integration of systems and database applications. Bilal is responsible for the engineering effort and technical direction of the company. Bilal has been working with Sonasoft for the past five years. He comes to Sonasoft Corporation from University Planet, a leading provider of web-based academic and resource planning solutions for colleges and universities.

Prior to University Planet, he performed consulting work with IBM, where he developed web based System and database monitoring and reporting tool which became part of their solution to small and medium size customers.
Prior to that, he worked for world wide financial consulting firm William Mercer, where he managed over a hundred production and development servers across USA, Canada, UK and Australia.

Before that, Bilal worked for CompuNet Online and he grew the company from launch to its present-day stature as Pakistan's largest Internet Service Provider. Prior to CompuNet online, he worked for Aero Asia Airline, where he helped to strengthen their IT department and expand the operation to various cities in the country. Bilal holds a Bachelors degree in Computer Systems from N.E.D University.

Neil Kumar Khanna
Vice President of Operations

Neil Kumar Khanna has over 13 years experience in corporate operations, information systems, customer support, quality, finance, and human resources management. Neil has been working with Sonasoft for the past five years.

Prior to co-founding Sonasoft, Neil Kumar was a co-founder and VP of Operations at Fastcenter, a database protection company focused on automated disaster recovery for Oracle databases and flat files. At Fastcenter, he managed technical operations, human resources, and finance. Also, Neil setup and managed relationships with Oracle and other software and hardware vendors.

Prior to Fastcenter, he served as VP of Operations at Intraport, Inc. a software development and consulting company. At Intraport, Neil created strategic partnerships and provided services to HP, SUN, Cisco, NEC, and Charles Schwab. Before becoming VP of Operations, Neil served as the Director of Operations overseeing the information systems, finance, human resources, administration, and customer support. Mr. Kumar holds a B.S. degree in Information Systems Management from the University of San Francisco.

W. Patrick Kelley Sr.
General Counsel, Corporate Secretary, and Director

Pat Kelley is responsible for overseeing all of Sonasoft Corp.'s legal affairs which include our mergers and acquisitions, litigation, intellectual property, business contracts and license agreements, corporate governance and internal audit activities. Mr. Kelley manages our legal and regulatory efforts to better serve our employees, customers, and shareholders.

Pat Kelley has practiced law in the Mid-Peninsula area of the San Francisco Bay Area since 1983. His areas of practice include business formation, securities, venture capital and business litigation. He is counsel to a wide range of technology companies from video game developers to companies involved in weather satellite data processing, environmental monitoring and homeland defense. Pat has also been a volunteer to and Board member of many non-profit, community based organizations over the years including Interplast, Palo Alto Players, Portola Valley Theatre Conservatory and Achieve Kids. He currently holds a license as a commercial, instrument flight instructor. Pat’s undergraduate work was in Biology & Chemistry and he has a J.D. from Williamette University of Salem, Oregon.

Dr. Romesh K. Japra, M.D., F.A.C.C.
Chairman of the Board

Dr. Romesh Japra has a distinguished career in the field of medicine for over three decades. Currently he is the President of Cardiology Associates, Fremont, CA. He has also held various positions including Chief of Staff, Chief of Medicine, President and Secretary at various hospitals and organizations across the U.S. He has been active in the High Tech industry and has funded many startup companies. Dr. Japra has been an active member of the community in the Bay Area in general and the Indian American Community in particular. He has organized and contributed to numerous charity organizations and events across the globe. Dr. Japra has received numerous awards and honors during his illustrious career including Presidential Meritorious Award, Pride of India Gold Medal, Best Immigrant Award, Physician’s Recognition Award and many others. He is also active in the publishing industry and at present is the Publisher & CEO India Post Weekly, India Post TV and India Web Post. Dr. Japra is Fellow of the American College of Cardiology and graduated from All India Institute of Medical Sciences, New Delhi, India.

Paresh Mehta
Chief Financial Officer

Paresh Mehta brings over 30 years of experience in accounting & finance. Paresh has been working with Sonasoft since May 2008.  Before joining Sonasoft Paresh was working as controller with Elephantbooks.com from November 2003 through April 2008. Prior to Elephantbooks.com he worked as controller with URUS Industrial Corporation in Canada from February 2002 to October 2003.

Prior to that he worked with Comcraft Group in Kenya, where he worked as controller for various group companies engaged in manufacturing.  Before that he worked as finance manager with Abir Chemicals in India.  Paresh is Chartered Accountant from India and holds CPA certification from Michigan, USA

Family relationships

Neil Kumar Khanna is the son of Nand (Andy) Khanna.

Term of Office

Our sole director was appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole officer was appointed by our board of directors and holds office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2008, and 2007 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andy Khanna,	2008	$147,957			$-		$-		$147,957
President and CEO	2007	$130,296			$60,000		$60,000		$250,296

Bilal Ahmed	2008	$124,475			$-				$124,475
CTO & Vice President of Engineering	2007	$138,624			$12,000				$150,624

Neil Khanna	2008	$128,281			$-				$128,281
Vice President Of Operations	2007	$122,913			$12,000				$134,913

Vas Srinivasan	2008	$119,871			$-				$119,871
Vice President Of Marketing	2007	$123,236			$12,000				$135,236

Employment Agreements

We have entered into employment agreements with Andy Khanna, Bilal Ahmed, Neil Khanna and Thirumalai Srinivasan.  None of the other members of the Board of Directors, our management team or any employees presently have employment agreements with us.

On January 3, 2003, we entered into an executive employment agreement with Andy Khanna to be our President and Chief Executive Officer.  The term of the agreement was for six (6) years and pursuant to the agreement, Mr. Khanna receives a salary of $12,500 per month.  In addition, Mr. Khanna is entitled to such additional benefits as may be approved by the Board of Directors.  In the event the amount is not paid then the salary shall accrue.  We have the right to terminate this agreement without cause and in such event Mr. Khanna will receive a severance payment of sixty (60) months salary. We have subsequently amended the agreement to be extended until December 2013.

On January 3, 2003, we entered into an employment agreement with Bilal Ahmed to be our Vice President of Engineering and Chief Technology Officer.  The term of the agreement was for six (6) years and pursuant to the agreement, Mr. Ahmed receives a salary of $10,000 per month.  In addition, Mr. Ahmed is entitled to such additional benefits as may be approved by the Board of Directors.  In the event the amount is not paid then the salary shall accrue.  We have the right to terminate this agreement without cause and Mr. Ahmed can resign for good cause and in such event Mr. Ahmed will receive a severance payment of twelve (12) months salary.  If Mr. Ahmed is terminated for cause or resigns without good reason then he is not entitled to any severance payment. We have subsequently amended the agreement to be extended until December 2011.
On January 3, 2003, we entered into an employment agreement with Neil Khanna to be our Vice President of Operations.  The term of the agreement was for six (6) years and pursuant to the agreement, Mr. Khanna receives a salary of $10,500 per month.  In addition, Mr. Khanna is entitled to such additional benefits as may be approved by the Board of Directors.  In the event the amount is not paid then the salary shall accrue.  We have the right to terminate this agreement without cause and Mr. Khanna can resign for good cause and in such event Mr. Khanna will receive a severance payment of twelve (12) months salary.  If Mr. Khanna is terminated for cause or resigns without good reason then he is not entitled to any severance payment. We have subsequently amended the agreement to be extended until December 2011.

On June 1, 2003, we entered into an employment agreement with Thirumalai Srinivasan to be our Vice President of Marketing.  The term of the agreement was for six (6) years and pursuant to the agreement, Mr. Srinivasan receives a salary of $10,000 per month.  In addition, Mr. Srinivasan is entitled to such additional benefits as may be approved by the Board of Directors.  In the event the amount is not paid then the salary shall accrue.  We have the right to terminate this agreement without cause and Mr. Srinivasan can resign for good cause and in such event Mr. Srinivasan will receive a severance payment of twelve (12) months salary.  If Mr. Srinivasan is terminated for cause or resigns without good reason then he is not entitled to any severance payment. We have subsequently amended the agreement to be extended until December 2011.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Andy Khanna	500,000 100,000 250,000 200,000 200,000	0 0 0 0 0		0.10 0.10 0.20 0.30 0.30	60 days from leaving the company

Bilal Ahmed	300,000 50,000 150,000 50,000 40,000 40,000	0 0 0 0 0 0		0.01 0.10 0.10 0.20 0.30 0.30	60 days from leaving the company

Neil Khanna	250,000 50,000 100,000 50,000 40,000 40,000	0 0 0 0 0 0		0.01 0.10 0.10 0.20 0.30 0.30	60 days from leaving the company

Vas Srinivasan	250,000 50,000 100,000 50,000 40,000 40,000	0 0 0 0 0 0		0.01 0.10 0.10 0.20 0.30 0.30	60 days from leaving the company

W. Patrick Kelly, Sr.	100,000 100,000 30,000 30,000	0 0 0 0		0.10 0.30 0.30 0.30	60 days from leaving the company
Paresh Mehta	100,000	0		0.30

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during year 2008 and during the for the period January 1, 2009 to  April 13, 2009 by the executive officer named in the Summary Compensation Table:

None

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 6, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Andy Khanna President, CEO, Director	1,700,000	4.69%

Common Stock	Garrett Rajkovich Former Director	3,816,667	10.54%

Common Stock	Dr. Romesh K. Japra, M.D., F.A.C.C. Chairman of the Board	7,239,667	19.99%

Common Stock	Neil Kumar Vice President of Operations	600,000	1.66%

Common Stock	W. Patrick Kelley Sr. Secretary and Director	400,000	1.10%

Common Stock	Paresh Mehta Chief Financial Officer	10,000	*

Common Stock	All executive officers and directors as a group (5)	9,949,667	27.47%

(1)The percent of class is based on 36,219,877 shares of common stock issued and outstanding as of April 13, 2009.

Stock Option Grants

During the year 2008, the company granted 785,000 stock options and cancelled 445,000 stock options

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On January 4, 2007, the company entered into an addendum to the lease agreement for their office space with the owner Garrett Rajkovich, who is a former Director of the Company.  In consideration for the unpaid amounts of rent and leasehold improvements, the Company issued a convertible note payable.  On April 3, 2008, the Company entered into an addendum to the lease agreement for their office with the owner who is a Director which stated that all amounts of unpaid rent and leasehold improvements could only be made in cash. As of December 31, 2008, a total of $122,130 was owed to the lessor.

Andy Khanna, our President and CEO, purchased 1,450,000 shares on January 2, 2003 at a purchase price of $.01 through a loan from the company in the amount of $14,500.  On September 25, 2008, our board of directors approved the offset of the $14,500 against amounts owed as compensation to Mr. Khanna as an officer of the Company.

Neil Khanna, son of our President Andy Khanna, received 600,000 shares of common stock on January 2, 2003 through a loan from the company in the amount of $6,000.  On September 25, 2008, our board of directors approved the offset of the $6,000 against amounts owed as compensation to Mr. Khanna as an employee of the Company.

W. Patrick Kelly, our director, received 400,000 shares of common stock on January 2, 2003 through a loan from the company in the amount of $4,000.  On September 25, 2008, our board of directors approved the offset of the $4,000 against amounts owed as compensation to Mr. Kelly as an officer of the Company.

On December 19,2008, the company issued not to a director Romesh Japra for cash received of $500,000 on terms of 10% interest per year and note is payable 36 months after issuance. In conjuction with the issuance of the note payable , the company granted warrants for 2,272,727 shares of common stock for $0.22 each.

It may be determined that the above referenced loans made to our executive officers may be inconsistent with Section 13(k) of the Exchange Act.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $31,399and $24,071 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed $4,145 and $0 respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.2	First Amendment to Bylaws dated September 26, 2003
10.1	Employment Agreement with Andy Khanna (1)
10.2	Employment Agreement with Bilal Ahmed (1)
10.3	Employment Agreement with Neil Khanna (1)
10.4	Employment Agreement with Thirumalai Srinivasan (1)
10.4 10.5 10.6 10.7 10.8 10.9	Lease (1) Addendum to Lease (2) Distributor Agreement with Avnet (2) Distributor Agreement with Wipro(3) Agreement with Integra(3) Addendum to Agreement with Integra(3)
31.1 31.2 32.1 32.2
Section 302 Certification of Cheif Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Cheif Executive Officer
Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2009

Sonasoft Corp.
By:	/s/ Nand (Andy) Khanna
Nand (Andy) Khanna President and Chief Executive Officer

By:	/s/ Paresh Mehta
Paresh Mehta Chief Financial Officer and Principal Accounting Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Nand (Andy) Khanna
Nand (Andy) Khanna	Chief Executive Officer, President and Director	April 15, 2009

/s/ W. Patrick Kelley, Sr.
W. Patrick Kelley, Sr.	General Counsel, Corporate Secretary, and Director	April 15, 2009

/s/ Dr. Romesh K. Japra, M.D., F.A.C.C.
Dr. Romesh K. Japra, M.D., F.A.C.C.	Chairman of the Board	April 15, 2009