Form 10-Q
period 2009-03-31
Sonasoft CORP
filed 2009-05-15
CIK 1428529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

SONASOFT CORP.
 (Exact name of registrant as specified in Charter)

California	333-150750	51-0439372
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

6489 Camden Avenue, Suite 105
San Jose, CA  95120
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2009:  182,284,000 shares of Common Stock.

SONASOFT CORP.

FORM 10-Q
March 31, 2009
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

SIGNATURE

Item 1. Financial Information

SONASOFT CORPORATION

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDTIED) AND DECEMBER 31, 2008 (AUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE THREE MONTHS ENDED MARCH 31, 2009

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

PAGES	5 - 13	NOTES TO CONDENSED FINANCIAL STATEMENTS

SONASOFT, CORP.
CONDENSED BALANCE SHEETS

ASSETS

	As of March 31,	As of December, 31
	2009	2008
	(UNAUDITED)
Current Assets
Cash	$599,669	$890,806
Accounts receivable, net	70,034	95,602
Prepaid expenses	37,500	-
Other current assets	1,819	1,064
Total Current Assets	709,022	987,472

Fixed assets, net	42,518	35,233

Deposit	-	-
Intangible assets, net	2,638	2,638
Total Other Assets	2,638	2,638

Total Assets	$754,178	$1,025,343

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$126,335	$115,326
Accrued expenses - related party	912,872	904,105
Accrued expenses -non related party	521,290	503,856
Royalty payable	160,007	150,498
Notes payable - related party, net	122,130	122,130
Total Current Liabilities	1,842,634	1,795,915

Long Term Liabilities
Notes payable - related party, net	66,867	21,882
Total Long Term Liabilities	66,867	21,882

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, no par value; 100,000,000 shares authorized,
36,387,877 and 36,219,877 shares issued and outstanding, respectively	8,407,200	8,370,808
Stock Subscription Receivable	(111)	(111)
Accumulated deficit	(9,562,412)	(9,163,151)
Total Stockholders' Deficiency	(1,155,323)	(792,454)
	-	-
Total Liabilities and Stockholders' Deficiency	$754,178	$1,025,343

See accompanying notes to condensed unaudited financial statements

SONASOFT, CORP.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008
Revenue	$190,176	$194,648

Operating Expenses
Officer's compensation	27,000	30,000
Salaries	233,937	214,353
Consulting fees	10,830	95,364
Marketing and advertising	33,970	16,119
Rent	15,000	38,063
Payroll taxes	28,868	27,991
General and administrative	83,777	192,159
Research and development	89,327	96,952
Total Operating Expenses	522,709	711,001

Net loss from Operations	(332,533)	(516,353)

Other Income (Expense)
Interest income	861	8,411
Interest expense	(58,080)	-
Royalty expense	(9,509)	(9,732)
Total Other Income (Expense)	(66,728)	(1,321)

Loss from Operations before Provision for Income Taxes	(399,261)	(517,674)

Provision for Income Taxes	-	-

Net Loss	$(399,261)	$(517,674)

Loss per Common Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	36,337,344	31,722,853

See accompanying notes to condensed unaudited financial statements

SONASOFT, CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTH'S ENDED MARCH 31, 2009

				Stock
	Common Stock		Paid In	Subscription	Accumulated
	Shares	Par	Capital	Receivable	Deficit	Total

Balance, December 31, 2008	36,219,877	$-	$8,370,808	$(111)	$(9,163,151)	$(792,454)

Stock issued for services	135,000		29,242			29,242

Stock issued for cash	33,000		7,150			7,150

Net loss					(399,261)	(399,261)

Balance, March 31, 2009 (UNAUDITED)	36,387,877	-	8,407,200	(111)	(9,562,412)	(1,155,323)

See accompanying notes to condensed unaudited financial statements

SONASOFT, CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(399,261)	$(517,674)

Adjustments to reconcile net loss to net cash used in operations
Issuances of shares for services rendered	29,242	98,733
Amortization of debt discount	44,985	-
Options issued to employee	-	49,936
Depreciation	1,624	6,060
Changes in operating assets and liabilities:
Accounts receivable	25,568	(42,795)
Prepaid expenses	(37,500)	-
Other current assets	(755)	-
Accrued expenses - non related party	17,434	(8,906)
Accrued expenses - related party	8,767	-
Royalty payable	9,509	9,733
Accounts payable	11,009	9,033
Net Cash Used In Operating Activities	(289,378)	(395,880)

Cash Flows From Investing Activities:
Purchase of Assets	(8,909)	-
Net Cash Used In Investing Activities	(8,909)	-

Cash Flows From Financing Activities:
Proceeds from loans payable, net	-	14,063
Common Stock issued for cash	7,150	435,657
Net Cash Provided by Financing Activities	7,150	449,720

Net Decrease in Cash	(291,137)	53,840

Cash at Beginning of Period	890,806	938,934

Cash at End of Period	$599,669	$992,774

Supplemental disclosure of cash flow information:

Cash paid for interest	$50,596	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements

SONASOFT CORP.
MARCH 31, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

(B) Basis of Presentation

The unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operation.

However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.

(C) Use of Estimates

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2009, the Company had approximately $284,050 in cash balances at financial institutions which were in excess of the FDIC insured limits.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of March 31, 2009 and 2008 there were 8,667,727 and 6,590,000 common share equivalents outstanding respectively.  Common stocks equivalents have been excluded from the diluted net loss per share as the amounts are anti-diluted.

(F) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include expensing of employee compensation and employee stock based compensation.

SONASOFT CORP.
MARCH 31, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

SONASOFT CORP.
MARCH 31, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(M) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in selling, general and administrative expenses and totaled $33,970 and $16,119 in the year ended March 31, 2009 and 2008 respectively.

(N) Identifiable Intangible Assets

As of March 31, 2009, $2,638 of costs related to filing patent applications has been capitalized. When patents are approved, the costs are amortized over the life of the patent.  All costs for patents not approved will be expensed at that time of denial.

(O) Long-Lived Assets

Long-lived assets and certain identifiable intangible assets related to those assets are periodically reviewed for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. There was no impairment recorded in 2009 and 2008.

(P) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption of this statement did not have a material effect on the Company's financial statements.

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

SONASOFT CORP.
MARCH 31, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

NOTE 2     GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $399,261, a working capital deficiency of $1,133,612 and a stockholders’ deficiency of $1,155,323 at March 31, 2009.  For the quarter ended March 31, 2009, the Company used cash of $289,378 in operations. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and to implement its strategic sales plan provide the opportunity for the Company to continue as a going concern.

NOTE 3      ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Trade and other receivables	$70,034	$95,602
Less: Allowance for doubtful accounts	-	-
	$70,034	$95,602

The bad debt expense for the period ended March 31, 2009 and the year ended December 31, 2008 was $0 and $0, respectively.

SONASOFT CORP.
MARCH 31, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4     PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Office equipment	$22,724	$13,815
Office furniture	-	-
Leasehold improvements	-	-
Computer equipment	101,875	101,875

Less: Accumulated depreciation	82,081	80,457
	$42,518	$35,233

Depreciation expense for the Period ended March 31, 2009 and year ended December 31, 2008 was $1,624 and $23,977 respectively.

NOTE 5     STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During the quarter ended March 31, 2009, the Company issued 33,000 shares of common stock for cash for $7,150.

(B) Common Stock Issued for Services

During the quarter ended March 31, 2009, the Company issued 135,000 of common stock for services provided by consultants; these shares were valued at a recent cash offer price of $29,242.

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

As a result of the adoption of SFAS No. 123(R), the Company’s results for the quarter ended March 31, 2009 and 2008 includes share-based compensation expense totaling $0 and $49,936 respectively, which has been included in salaries expense.  No income tax benefit has been recognized in the income statements for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax asset.

SONASOFT CORP.
MARCH 31, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Stock option compensation expense for the period ended March 31, 2009 and 2008, is the estimated fair value of options granted, amortized on a straight line basis over the requisite service period for the entire portion of the award.

Black-Scholes Valuation

The fair value of options at the date of grant is estimated using the Black Scholes option pricing model.  The assumptions made in calculating the fair values of options are as follows:

	For the period ended March 31, 2009	For the period ended March 31, 2008
Expected term (in years)	N/A	3
Expected volatility	N/A	25% to 78%
Rick-free interest rate	N/A	1.79% to 3.05%

There were Nil and 785,000 stock option awards granted during the quarters ended March 31, 2009 and 2008 respectively.

Plan Information

In February 2003, the 2003 Incentive and Non-Statutory Stock Option Plan was approved and adopted by the Board of Directors.  The 2003 Plan became effective upon the approval of the holders of the Company’s stock at the Company’s annual stockholders meeting held on September 4, 2003.  Under the 2003 Plan, the Company may grant stock options to its employees, officers, and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company.  Options are granted at various times and usually vest over a thirty-six (36) month period and also in the event of filing with SEC all the unvested options will become fully vested. As of March 31, 2009 and 2008 the Company had total options pursuant to the 2003 Plan of 6,395,000 and 6,590,000 outstanding, respectively.

A summary of the status of Company’s fixed stock option plan as of March 31, 2009 (unaudited), and the changes during the years then ended is presented below:

Fixed Options

	Qty	Weighted Average Exercise Price
Outstanding at December 31, 2008	6,395,000	$0.17

Issued	-	$0.00
Exercised	-	$(0.00)
Cancelled	-	$(0.00)
Outstanding at March 31, 2009	6,395,000	$0.17
Exercisable at March 31, 2009	6,395,000

SONASOFT CORP.
MARCH 31, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Exercise Price	Number Outstanding March 31, 2008	Weighted Average remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
.01-.10	3,115,000	-	0.07	3,115,000	0.07
.11-.20	845,000.81		0.20	739,025	0.20
.21-.30	2,630,000	1.74	0.30	876,381	0.30
	6,590,000			4,730,407

Exercise Price	Number Outstanding March 31, 2009	Weighted Average remaining Contractual Life	Weighted Average exercise Price	Number Exercisable at March 31, 2009	Weighted Average Exercise Price
.01-.10	3,115,000	-	0.07	3,115,000	0.07
.11-.20	845,000.81		0.20	845,000	0.20
.21-.30	2,435,000	1.74	0.30	2,435,000	0.30
	6,395,000			6,395,000

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

The company has also entered into similar agreements each extending through the year 2011 with four other employees/managers at an average annual salary of $113,000.  In the event of termination of the agreement by the company, the company is required to pay a severance payment equivalent to 12 months of salary at the rate, and with the benefits, in effect at the date of termination.  The total commitment as of March 31, 2009 under the employment agreements are summarized below:

2009	$450,000
2010	600,000
2011	600,000
2012	150,000
2013	150,000

Total	$1,950,000

(B) Product Development/Royalty Agreement

In November 2007, the Company entered into a product development agreement with a software development company (developer).  Under the terms of the agreement, the developer will be entitled to a royalty based on 10% of net sales of the product developed until such time as two hundred percent (200%) of the actual project cost has been cumulatively received by the developer.  After such time, the developer would receive 5% of net sales of the product developed until such time as an additional three hundred percent (300%) of the actual project cost has been cumulatively received by the developer, resulting in a total payment to the developer of five hundred percent (500%) of the actual project cost.  At a point in time in the future that five hundred percent (500%) of the actual project cost has been received by the developer, no further royalties shall be owed.  As of March 31, 2009, the total estimated royalty liability only upon sales of the new product is up to $1,525,015.

SONASOFT CORP.
MARCH 31, 2009 AND 2008
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(C) Royalty Agreement

During the year 2003, the Company entered into royalty agreements with investors.  The maximum liability under the agreement will be $1,500,000.  The maximum amount due to investors in each year will be 5% of revenue up to a total of $1,500,000.  Such premium is payable only if management of the Company reasonably determines that the company has the cash available to pay.  In accordance with the signed royalty agreements, the Company is accruing the royalty premium at 5% of revenue.  As of March 31, 2009 and 2008, $160,007 and $121,721 has been accrued.

(D) Lease Agreement

The company had entered into a lease agreement for two office suites within an office building with a related party for a term of 3 years ending on April 30, 2010.  On November 1, 2008, the Company vacated one of the office suites. The new rent of $5,000 per month with an increase of 3% to $5,150 per month beginning May 1, 2009 was confirmed by landlord via letter dated April 24, 2009. The following summarizes obligations under the existing lease as of March 31, 2009:

2009	$46,200
2010	20,600
Total	$66,800

The company has entered into three lease agreements for computer equipment with an unrelated third party for a term of 3 years ending in April, May, and September of 2011. The company has entered into one lease agreement for office equipment with an unrelated third party for a term of 5 years ending December 2013. The annual lease amounts payable under the leases are $346, $1,091, $3,475 and $2,440 respectively.  The following summarizes obligations under the existing leases as of December 31, 2008:

2009	$5,515
2010	7,352
2011	5,298
2012	2,440
2013	2,440
Total	$23,045

(E) Employment Related Lawsuit

In 2006, an ex-employee filed a lawsuit against the Company for wrongful termination.  The Company has accrued a tentative settlement with the ex-employee for the payment of $152,500 as of March 31, 2009.  As of May 06, 2009, the tentative settlement with ex-employee was not finalized or agreed upon by both parties.

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

SONASOFT CORP.
MARCH 31, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

On December 19, 2008, the company has issued a note to one of their directors for cash received of $500,000 on terms of 10% per interest per year and payable 36 months after issuance. The first interest payment of $50,000 was due sixty (60) days after the issuance of the note and made in January of 2009. In conjunction with the issuance of the note payable, the Company also granted warrants for 2,272,727 shares of common stock at an exercise price of $0.22 each.  These warrants were valued at $478,118 using the Black-Scholes valuation method subject to the same assumptions made in calculating a fair value of the Company's stock options. The fair value of the warrants was treated as a discount on the note payable and will be amortized over the life of the note. (See Note 6)  The note is secured by all of the assets of the company.

Notes Payable, Related Party – Face Value	$622,130
Notes Payable, Related Party - Discount	433,313
188,817
Notes Payable, Related Party - Current	122,130
Notes Payable, Related Party – Long Term	$66,867

NOTE 10   SUBSEQUENT EVENTS

Effective May 1, 2009, Mr. Vass Srinivasan resigned as an officer of the company.  In a separate agreement effective June 1, 2009, Mr. Srinivasan was hired as a full time consultant.

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

Results of Operations

Three Months ended March 31,2009 (unaudited) Compared to Three Months ended March 31,2008 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated for Sonasoft Corp.

	March 31	March 31
	2009	2008
	(unaudited)	(unaudited)
Revenue	$190,176	$194,648
Selling Expenses	(158,520)	(142,908)
General and administrative	(274,862)	(471,141)
Research and development	(89,327)	(96,952)
Total operating expenses	(522,709)	(711,001)
Net Loss from Operations	(332,533)	(516,353)
Interest expenses	(58,080)	-
Other Expense	(8,648)	(1,321)
Loss from Operations before Provision for income taxes	(399,261)	(517,674)
Provision for Income taxes	-	-
Net Loss	$(399,261)	$(517,674)
Earnings per share – Basic and Diluted	$(0.01)	$(0.02)
Weighted average shares outstanding – Basic and Diluted	36,337,334	31,722,853

Net Revenue:

Net revenue decreased $4,472 or 2%, from $194,648, in the three months ended March 31, 2008 to $190,176 in the three months ended March31, 2009. The reduction in sales was mainly due to slow down in economy in general.

Selling Expenses:

Selling expenses increased $15,612 or 11% from $142,908 in the three months ended March 31, 2008 to $158,520 in the three months ended March 31, 2009, primarily due to incentive payments to sales staff for better performance in comparative tough economic environment. For purposes of the comparisons of the three months ended March 31, 2009 and 2008, certain expenses that were previously classified as selling were reclassified to general and administrative in nature.

General and Administrative Expenses:

General and administrative expenses decreased $196,279 or 42% from $471,141 in the three months ended March 31, 2008 to $274,862 in the three months ended March 31, 2009. The decrease of these expenses was primarily reduction in rent, consulting fees and stock options related charges.

Research and Development:

Research and development decreased $7,625 or 8% from $96,952 in the three months ended March 31, 2008 to $89,327 in the three months ended March 31, 2009, and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The decrease was mainly due to shifting of product development activity to India.

Income from Operations:

Operating loss decreased $183,820 or 36% from $516,353 in the three months ended March 31, 2008 to $332,533 in the three months ended March 31, 2009, primarily due to decrease in rent, consulting fees and stock option charges.

Other Income (Expenses):

Other expenses increased by $65,704 from $1,321 in the three months ended March 31, 2008 to $66,728 in the three months ended March 31, 2009. This was mainly due to a increase in interest expenses and the amortization of debt discount.

Income Taxes:

In lieu of the losses in the past and current years, there is no tax liability.

Net Loss:

Net loss was $399,261, in the three months ended March 31, 2009, compared to $517,674 in the three months ended March 31, 2008, decrease of $118,413, or 23%, mainly due to decrease in expenses during the three month period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $289,378 for the three months ended March 31, 2009, compared to $395,880 for the three months ended March 31, 2008, decrease of $106,502 or 27%. This was mainly due to the:

Decrease of accounts receivable by $25,568 for the three months ended March 31, 2009 as compared to a increase in accounts receivable by $42,795 for the three months ended march 31, 2008.

An increase of accounts payable and accruals by $46,719 for the three months ended March 31, 2009 as compared to increase in accounts payables and accruals by $9,860 for the three months ended March 31, 2008.

Net cash used in investing activities was $8,909 for the three months ended March 31, 2009, compared to $Nil for the three months ended March 31, 2008. This was due to the purchase of equipment in the period March 31, 2009.

Net cash provided by financing activities was $7,150 in the three months ended March 31, 2009, compared to $449,720 in the three months ended March 31, 2008. $7,150 and $435,657 were raised from issue of shares during the three months ended March 31, 2009 and 2008 respectively.

The company has reorganized their cost structure and it expects to continue to use cash in the year 2009 at the current level of $300,000 per quarter. The company is in immediate need of cash to meet operating cost and support growth. In view of this, the company is actively working on raising capital. The company is hopeful to raise capital, but their inability to raise capital will adversely affect the company’s ability to continue to operate.

SUBSEQUENT EVENT

Effective May 1, 2009 Mr. Vass Srinivasan has resigned as an officer of the company. In a separate agreement effective June 1, 2009, Mr. Srinivasan was hired as a full time consultant

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our Consolidated Financial Statements attached hereto as Exhibit F-1. Policies determined to be significant are those policies that have greatest impact on our financials statements and require management to use a greater degree of judgment and estimates. Actual result may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in the report.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption of this statement did not have a material effect on the Company's financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)         Exhibits

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)         Reports of Form 8-K

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONASOFT CORP.

Date: May 15, 2009	By:	/s/ Nand (Andy) Khanna
Nand (Andy) Khanna President and Chief Executive Officer
	By:	/s/ Paresh Mehta
Paresh Mehta Chief Financial Officer and Principal Accounting Officer