Form 10-Q/A
period 2009-03-31
Sonasoft CORP
filed 2009-06-12
CIK 1428529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

AMENDMENT NO. 1 TO FORM 10-Q
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

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2009:   36,387,877  shares of Common Stock.

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

SONASOFT CORP.

Date: June 12 , 2009	By:	/s/ Nand (Andy) Khanna
Nand (Andy) Khanna President and Chief Executive Officer
	By:	/s/ Paresh Mehta
Paresh Mehta Chief Financial Officer and Principal Accounting Officer