Form 10-Q
period 2009-06-30
Sonasoft CORP
filed 2009-08-19
CIK 1428529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2009:  36,438,211 shares of Common Stock.

SONASOFT CORP.

FORM 10-Q
June 30, 2009
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

SIGNATURE

Item 1. Financial Information

SONASOFT, CORP.
CONDENSED BALANCE SHEETS

ASSETS

	As of June 30,	As of December 31,
	2009	2008
	(UNAUDITED)	(AUDITED)

Current Assets
Cash	$314,080	$890,806
Accounts receivable, net	78,324	95,602
Other current assets	25,819	1,064
Total Current Assets	418,223	987,472

Fixed assets, net	40,882	35,233

Deposit	-	-
Intangible assets, net	2,638	2,638
Total Other Assets	2,638	2,638

Total Assets	$461,743	$1,025,343

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$143,599	$115,326
Accrued expenses - related party	917,295	904,105
Accrued expenses -non related party	492,175	503,856
Royalty payable	168,906	150,498
Notes payable - related party, net	122,130	122,130
Total Current Liabilities	1,844,105	1,795,915

Long Term Liabilities
Notes payable - related party, net	106,710	21,882
Total Long Term Liabilities	106,710	21,882

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock, no par value; 100,000,000 shares authorized,
36,387,877 and 34,697,144 shares issued and outstanding, respectively	8,407,200	8,370,808
Stock Subscription Receivable	(111)	(111)
Accumulated deficit	(9,896,161)	(9,163,151)
Total Stockholders' Deficiency	(1,489,072)	(792,454)
	-	-
Total Liabilities and Stockholders' Deficiency	$461,743	$1,025,343

See accompanying notes to condensed unaudited finacial statements.

SONASOFT, CORP.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$177,985	$264,265	$368,161	$458,913

Operating Expenses
Officer's compensation	39,000	36,000	66,000	66,000
Salaries	178,988	291,834	412,925	506,187
Consulting fees	225	31,950	11,055	127,314
Marketing and advertising	16,363	5,802	50,333	21,921
Rent	17,873	38,823	32,873	76,886
Payroll taxes	20,790	32,040	49,658	60,031
General and administrative	92,449	268,708	176,226	460,867
Research and development	83,658	102,885	172,985	199,837
Total Operating Expenses	449,346	808,042	972,055	1,519,043

Net loss from Operations	(271,361)	(543,777)	(603,894)	(1,060,130)

Other Income (Expense)
Interest income	208	4,938	1,069	13,349
Interest expense	(52,897)	-	(110,977)	-
Royalty expense	(8,899)	(14,270)	(18,408)	(24,002)
Total Other Income (Expense)	(61,588)	(9,332)	(128,316)	(10,653)

Loss from Operations before Provision for Income Taxes	(332,949)	(553,109)	(732,210)	(1,070,783)

Provision for Income Taxes	800	-	800	-

Net Loss	$(333,749)	$(553,109)	$(733,010)	$(1,070,783)

Loss per Common Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of shares outstanding
during the period - Basic and Diluted	36,362,750	32,377,241	36,362,750	32,377,241

See accompanying notes to condensed unaudited finacial statements.

SONASOFT, CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTH'S ENDED JUNE 30, 2009

				Stock
	Common Stock		Paid In	Subscription	Accumulated
	Shares	Par	Capital	Receivable	Deficit	Total

Balance, December 31, 2008	36,219,877	$-	$8,370,808	$(111)	$(9,163,151)	$(792,454)

Stock issued for services	135,000		29,242			29,242

Stock issued for cash	33,000		7,150			7,150

Net loss					(733,010)	(733,010)

Balance, June 30, 2009 (UNAUDITED)	36,387,877	$-	$8,407,200	$(111)	$(9,896,161)	$(1,489,072)

See accompanying notes to condensed unaudited finacial statements.

SONASOFT, CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(733,010)	$(1,070,783)

Adjustments to reconcile net loss to net cash used in operations
Issuances of shares for services rendered	29,242	137,733
Amortization of debt discount	84,828	-
Options issued to employee	-	128,885
Depreciation	3,260	12,120
Changes in operating assets and liabilities:
Accounts receivable	17,278	(56,910)
Other current assets	(24,755)	1,239
Accrued expenses - non related party	(11,681)	2,701
Accrued expenses - related party	13,190	9,000
Royalty payable	18,408	24,003
Accounts payable	28,273	29,200
Net Cash Used In Operating Activities	(574,967)	(782,812)

Cash Flows From Investing Activities:
Purchase of Assets	(8,909)	(3,303)
Net Cash Used In Investing Activities	(8,909)	(3,303)

Cash Flows From Financing Activities:
Proceeds from loans payable	-	28,886
Common Stock issued for cash	7,150	595,657
Net Cash Provided by Financing Activities	7,150	624,543

Net Decrease in Cash	(576,726)	(161,572)

Cash at Beginning of Period	890,806	938,934

Cash at End of Period	$314,080	$777,362

Supplemental disclosure of cash flow information:

Cash paid for interest	$50,000	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited finacial statements.

SONASOFT CORP.
JUNE 30, 2009
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

The unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

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

(C) Basis Presentation

Certain balances in the financial statements as of and for December 31, 2008 have been reclassified to conform to the current period's presentation.  The changes had no effect on the previously reported net income, total assets, liabilities, or stockholders' equity.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2009, the Company had approximately $254,258 in cash balances at financial institutions which were in excess of the FDIC insured limits.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of June 30, 2009 and 2008, there were 8,667,727 and 6,590,000 common share equivalents outstanding respectively.  Common stocks equivalents have been excluded from the diluted net loss per share as the amounts are anti-diluted.

(F) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include expensing of employee compensation and employee stock based compensation.

SONASOFT CORP.
JUNE 30, 2009
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

SONASOFT CORP.
JUNE 30, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(M) Advertising Costs

Advertising costs are expensed as incurred and include the costs of public relations activities. These costs are included in selling, general and administrative expenses and totaled $50,333 for the six months ended June 30, 2009

(N) Identifiable Intangible Assets

As of June 30, 2009, $2,638 of costs related to filing patent applications has been capitalized. When patents are approved, the costs are amortized over the life of the patent.  All costs for patents not approved will be expensed at that time of denial.

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

(P) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

SONASOFT CORP.
JUNE 30, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

NOTE 2     GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $733,010 for the six months ended June 30, 2009, and a working capital deficiency of $1,425,882 and a stockholders’ deficiency of $1,489,072 as of June 30, 2009.  For the six months ended June 30, 2009, the Company used cash of $574,967 in operations. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and to implement its strategic sales plan provide the opportunity for the Company to continue as a going concern.

NOTE 3      ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Trade and other receivables	$78,324	$95,602
Less: Allowance for doubtful accounts	-	-

	$78,324	$95,602

The bad debt expense in each of 2009 and December 31, 2008 was $0 and $0, respectively.

NOTE 4     PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 and 2008 consisted of the following:

	2009	2008
Office equipment	$22,724	$13,815
Office furniture	-	-
Leasehold improvements	-	-
Computer equipment	101,875	101,875

Less: Accumulated depreciation	83,717	80,457
	$40,882	$35,233

Depreciation expense for the six months ended June 30, 2009 and 2008 was $3,260 and $12,120, respectively.

SONASOFT CORP.
JUNE 30, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5     STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During the six months ended June 30, 2009, the Company issued 33,000 shares of common stock for cash of $7,150.

(B) Common Stock Issued for Services

During the six months ended June 30, 2009, the Company issued 135,000 shares of common stock for services provided by consultants; these shares were valued at a recent cash offering price of $29,242.

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

As a result of the adoption of SFAS No. 123(R), the Company’s results for the six months ended June 30, 2009 and 2008 includes share-based compensation expense totaling $0 and $128,885, which has been included in salaries expense.  No income tax benefit has been recognized in the income statements for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax asset.

Stock option compensation expense for the six months ending June 30, 2009 and 2008, is the estimated fair value of options granted, amortized on a straight line basis over the requisite service period for the entire portion of the award.

Black-Scholes Valuation

The fair value of options at the date of grant is estimated using the Black Scholes option pricing model.  The assumptions made in calculating the fair values of options are as follows:

	For the period ended June 30, 2009	For the year ended June 30, 2008
Expected term (in years)	N/A	3
Expected volatility	N/A	25% to 78%
Rick-free interest rate	N/A	1.79% to 3.05%

SONASOFT CORP.
JUNE 30, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

There were Nil and 785,000 stock option awards granted during the six months ended June 30, 2009 and 2008, respectively.

Plan Information

In February 2003, the 2003 Incentive and Non-Statutory Stock Option Plan was approved and adopted by the Board of Directors.  The 2003 Plan became effective upon the approval of the holders of the Company’s stock at the Company’s annual stockholders meeting held on September 4, 2003.  Under the 2003 Plan, the Company may grant stock options to its employees, officers, and other key persons employed or retained by the Company and any non-employee director, consultant, vendor or other individual having a business relationship with the Company.  Options are granted at various times and usually vest over a thirty-six (36) month period and also in the event of filing with SEC all the unvested options will become fully vested. As of June 30, 2009 and 2008 the Company had total options pursuant to the 2003 Plan of 6,395,000 and 6,590,000 outstanding, respectively.

A summary of the status of Company’s fixed stock option plan as of June 30, 2009 (unaudited), and the changes during the years then ended is presented below:

Fixed options

	Qty	Weighted Average Exercise Price
Outstanding at December 31, 2008	6,395,000	$0.17

Issued	-	$0.00
Exercised	-	$(0.00)
Cancelled	-	$(0.00)
Outstanding at June 30, 2009	6,395,000	$0.17
Exercisable at June 30, 2009	6,395,000

Exercise Price	Number Outstanding June 30, 2008	Weighted Average remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
.01-.10	3,115,000	-	0.07	3,115,000	0.07
.11-.20	845,000	.81	0.20	786,521	0.20
.21-.30	2,630,000	1.74	0.30	1,116,794	0.30
	6,590,000			5,018,315

Exercise Price	Number Outstanding June 30, 2009	Weighted Average remaining Contractual Life	Weighted Average exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
.01-.10	3,115,000	-	0.07	3,115,000	0.07
.11-.20	845,000	.81	0.20	845,000	0.20
.21-.30	2,435,000	1.74	0.30	2,435,000	0.30
	6,395,000			6,395,000

SONASOFT CORP.
JUNE 30, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

The company has also entered into similar agreements each extending through the year 2011 with three other employees/managers at an average annual salary of $120,000.  In the event of termination of the agreement by the company, the company is required to pay a severance payment equivalent to 12 months of salary at the rate, and with the benefits, in effect at the date of termination.  The total commitment as of June 30, 2009 under the employment agreements are summarized below:

2009	$240,000
2010	480,000
2011	480,000
2012	150,000
2013	150,000

Total	$1,500,000

(B) Product Development/Royalty Agreement

In November 2007, the Company entered into a product development agreement with a software development company (developer).  Under the terms of the agreement, the developer will be entitled to a royalty based on 10% of net sales of the product developed until such time as two hundred percent (200%) of the actual project cost has been cumulatively received by the developer.  After such time, the developer would receive 5% of net sales of the product developed until such time as an additional three hundred percent (300%) of the actual project cost has been cumulatively received by the developer, resulting in a total payment to the developer of five hundred percent (500%) of the actual project cost.  At a point in time in the future that five hundred percent (500%) of the actual project cost has been received by the developer, no further royalties shall be owed.  As of June 30, 2009, the total estimated royalty liability only upon sales of the new product is up to $1,744,465.

(C) Royalty Agreement

During the year 2003, the Company entered into royalty agreements with investors.  The maximum liability under the agreement will be $1,500,000.  The maximum amount due to investors in each year will be 5% of revenue up to a total of $1,500,000.  Such premium is payable only if management of the Company reasonably determines that the company has the cash available to pay.  In accordance with the signed royalty agreements, the Company is accruing the royalty premium at 5% of revenue.  As of June 30, 2009 and 2008, $168,906 and $135,991, respectively have been accrued.

SONASOFT CORP.
JUNE 30, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(D) Lease Agreement

The company has entered into a lease agreement for an office building with a related party for a term of 3 years ending on April 30, 2010.  The annual rent payable under the lease is $61,800 plus annual increases of a minimum of 3% and expenses related to the common areas. The following summarizes obligations under the existing lease as of June 30, 2009:

2009	$30,900
2010	20,600

Total	$51,500

The company has entered into three lease agreements for computer equipment with an unrelated third party for a term of 3 years ending in April, May, and September of 2011. The company has entered into one lease agreement for office equipment with an unrelated third party for a term of 5 years ending December 2013. The annual lease amounts payable under the leases are $349, $1,101, $3,507 and $2,463 respectively.  The following summarizes obligations under the existing leases as of June 30, 2009:

2009	$3,710
2010	7,420
2011	5,347
2012	2,463
2013	2,463

Total	$21,403

(E) Employment Related Lawsuit

In 2006, an ex-employee filed a lawsuit against the Company for wrongful termination.  The Company has accrued a tentative settlement with the ex-employee for the payment of $152,500 as of June 30, 2009.  As of August 06, 2009, the tentative settlement with ex-employee was not finalized or agreed upon by both parties.

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

SONASOFT CORP.
JUNE 30, 2009
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On December 19, 2008, the company has issued a note to one of their directors for cash received of $500,000 on terms of 10% per interest per year and payable 36 months after issuance. The first interest payment of $50,000 was due sixty (60) days after the issuance of the note.  Thereafter, interest accrued will be paid quarterly, in arrears, at the end of each full calendar quarter following the one year anniversary of the date of the note set out above.  In conjunction with the issuance of the note payable, the Company also granted warrants for 2,272,727 shares of common stock at an exercise price of $0.22 each.  These warrants were valued at $478,118 using the Black-Scholes valuation method subject to the same assumptions made in calculating a fair value of the Company's stock options. The fair value of the warrants was treated as a discount on the note payable and will be amortized over the life of the note. (See Note 6)  The note is secured by all of the assets of the company.

Notes Payable, Related Party – Face Value	$622,130
Notes Payable, Related Party - Discount	393,290
228,840
Notes Payable, Related Party - Current	122,130
Notes Payable, Related Party – Long Term	$106,710

NOTE 10   SUBSEQUENT EVENTS

The company granted 1,680,00 options to employees and advisors.

The company issued 50,334 shares of common stock valued at $15,100 to consultants for services.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 18, 2009, the date the financial statements were available to be issued.

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

Results of Operations

Three Months ended June 30,2009 (unaudited) Compared to Three Months ended June 30,2008 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated for Sonasoft Corp.

	June 30	June 30
	2009	2008
	(unaudited)	(unaudited)

Revenue	$177,985	$264,265
Selling Expenses	(213,989)	(375,613)
General and administrative	(151,699)	(328,660)
Research and development	(83,658)	(102,969)
Total operating expenses	(449,346)	(807,242)
Net Loss from Operations	(271,361)	(542,977)
Interest income	208	4,938
Interest/Debt discount expenses	(52,897)	-
Other Expense	(8,899)	(14,270)
Loss from Operations before Provision for income taxes	(332,949)	(552,309)
Provision for Income taxes	(800)	(800)
Net Loss	$(333,749)	$(553,109)
Earnings per share – Basic and Diluted	$(0.01)	$(0.02)
Weighted average shares outstanding – Basic and Diluted	36,362,750	32,377,241

Net Revenue:

Net revenue decreased $86,280 or 33%, from $264,265, in the three months ended June 30, 2008 to $177,985 in the three months ended June 30 , 2009. The reduction in sales was mainly due to slow down in economy in general.

Selling Expenses:

Selling expenses decreased $161,624 or 43% from $375,613 in the three months ended June 30, 2008 to $213,989 in the three months ended June 30, 2009, primarily due to reduction in sales and marketing staff inline with slow down of business activities on account of  tough economic environment. For purposes of the comparisons of the three months ended June 30, 2009 and 2008, certain expenses that were previously classified as selling were reclassified to general and administrative in nature.

General and Administrative Expenses:

General and administrative expenses decreased $176,961 or 51% from $328,660 in the three months ended June 30, 2008 to $151,699 in the three months ended June 30, 2009. The decrease of these expenses was primarily reduction in rent, consulting fees and stock options related charges.

Research and Development:

Research and development decreased $19,311 or 19% from $102,969 in the three months ended June 30, 2008 to $83,658 in the threee months ended June 30, 2009, and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The decrease was mainly due to shifting of product development activity to India.

Income from Operations:

Operating loss decreased $271,616 or 50% from $542,977 in the three months ended June 30, 2008 to $271,361 in the three months ended June 30, 2009, primarily due to decrease in salary, rent, consulting fees and stock option charges.

Other Income (Expenses):

Other expenses increased by $52,256 from $9,332 in the three months ended June 30, 2008 to $61,588 in the three months ended June 30, 2009. This was mainly due to a increase in interest expenses and the amortization of debt discount.

Income Taxes:

In lieu of the losses in the past and current years, there is no tax liability.

Net Loss:

Net loss was $333,749, in the three months ended June 30, 2009, compared to $553,109 in the three months ended June 30, 2008, decrease of $219,360, or 40%, mainly due to decrease in expenses during the three months period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $285,589 for the three months ended June 30, 2009, compared to $386,932 for the three months ended June 30, 2008, decrease of $101,343 or 26%. This was mainly due to the:

Decrease in cash operating loss by $136,830 for the three  months ended June 30, 2009 as compared to three months ended June 30, 2008

Increase of current assets by $5,210 for the three months ended June 30, 2009 as compared to decrease of current assets by $12,876 for the three months ended June 30, 2008.

An increase of accounts payable and accruals by $1,471 for the three months ended June 30, 2009 as compared to decrease in accounts payables and accruals by $55,044 for the three months ended June 30, 2008.

Net cash used in investing activities was $Nil for the three months ended June 30, 2009, compared to $3,303 for the three months ended June 30, 2008. This was due to the purchase of equipment.

Net cash provided by financing activities was $nil in the three months ended June 30, 2009, compared to $174,823 in the three  months ended June 30, 2008. $nil and $160,000 were raised from issue of shares during the threee months ended June 30, 2009 and 2008 respectively.

As reflected in Note 2 of the accompanying financial statements, the Company has a net loss of $733,010, a working capital deficiency of $1,425,882 and a stockholders’ deficiency of $1,489,072 at June 30, 2009.  For the six months ended June 30, 2009, the Company used cash of $574,967 in operations. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and to implement its strategic sales plan provide the opportunity for the Company to continue as a going concern

To support our growth and to further narrow down the use of cash, the company is looking for additional funds, but their inability  to raise additional capital will adversely affect the company’s ability to continue to operate, for the next twelve months

We do not currently have any commitments for capital expenditures.  Currently, without raising additional capital , we do not expect our operating cash to last through the end of 2009.  The company is in immediate need of cash to meet operating cost and support growth. In view of this, the company is actively working on raising capital. The company is hopeful to raise capital, but their inability to raise capital will adversely affect the company’s ability to continue to operate.

Six Months ended June 30,2009 (unaudited) Compared to Six Months ended June 30,2008 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated for Sonasoft Corp.

	June 30	June 30
	2009	2008
	(unaudited)	(unaudited)
Revenue	$368,161	$458,913
Selling Expenses	(480,276)	(668,754)
General and administrative	(318,794)	(650,452)
Research and development	(172,985)	(199,837)
Total operating expenses	(972,055)	(1,519,043)
Net Loss from Operations	(603,894)	(1,060,130)
Interest income	1,069	13,349
Interest/Debt discount expenses	(110,977)	-
Other Expense	(18,408)	(24,002)
Loss from Operations before Provision for income taxes	(732,210)	(1,070,783)
Provision for Income taxes	(800)	-
Net Loss	$(733,010)	$(1,070,783)
Earnings per share – Basic and Diluted	$(0.02)	$(0.03)
Weighted average shares outstanding – Basic and Diluted	36,362,750	32,377,241

Net Revenue:

Net revenue decreased $90,752 or 20%, from $458,913, in the Six months ended June 30, 2008 to $368,161 in the Six months ended June 30 , 2009. The reduction in sales was mainly due to slow down in economy in general.

Selling Expenses:

Selling expenses decreased $188,478 or 28% from $688,754 in the Six months ended June 30, 2008 to $480,276 in the Six months ended June 30, 2009, primarily due to reduction in sales and marketing staff inline with slow down of business activities on account of  tough economic environment. For purposes of the comparisons of the Six months ended June 30, 2009 and 2008, certain expenses that were previously classified as selling were reclassified to general and administrative in nature.

General and Administrative Expenses:

General and administrative expenses decreased $331,658 or 51% from $650,452 in the Six months ended June 30, 2008 to $318,794 in the Six months ended June 30, 2009. The decrease of these expenses was primarily reduction in rent, consulting fees and stock options related charges.

Research and Development:

Research and development decreased $26,852 or 13% from $199,837 in the Six months ended June 30, 2008 to $172,985 in the Sixe months ended June 30, 2009, and consist primarily of salaries and related expenses of personnel engaged in research and development activities. The decrease was mainly due to shifting of product development activity to India.

Income from Operations:

Operating loss decreased $456,236 or 43% from $1,060,130 in the Six months ended June 30, 2008 to $603,894 in the Six months ended June 30, 2009, primarily due to decrease in rent, consulting fees and stock option charges.

Other Income (Expenses):

Other expenses increased by $117,663 from $10,653 in the Six months ended June 30, 2008 to $128,316 in the Six months ended June 30, 2009. This was mainly due to a increase in interest expenses and the amortization of debt discount.

Income Taxes:

In lieu of the losses in the past and current years, there is no tax liability.

Net Loss:

Net loss was $733,010, in the Six months ended June 30, 2009, compared to $1,070,783 in the Six months ended June 30, 2008, decrease of $337,773, or 32%, mainly due to decrease in expenses during the Six months period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $574,967 for the Six months ended June 30, 2009, compared to $782,812 for the Six months ended June 30, 2008, decrease of $207,845 or 27%. This was mainly due to the:

Decrease in cash operating loss by $176,365 for the Six  months ended June 30, 2009 as compared to Six months ended June 30, 2008

Decrease of current assets by $7,477 for the Six months ended June 30, 2009 as compared to decrease of current assets by $55,671 for the Six months ended June 30, 2008.

An increase of accounts payable and accruals by $48,190 for the Six months ended June 30, 2009 as compared to decrease in accounts payables and accruals by $64,904 for the Six months ended June 30, 2008.

Net cash used in investing activities was $8,909 for the Six months ended June 30, 2009, compared to $3,303 for the Six months ended June 30, 2008. This was due to the purchase of equipment.

Net cash provided by financing activities was $7,150 in the Six months ended June 30, 2009, compared to $624,543 in the Six  months ended June 30, 2008. $7,150 and $595,657 were raised from issue of shares during the Sixe months ended June 30, 2009 and 2008 respectively.

As reflected in Note 2 of the accompanying financial statements, the Company has a net loss of $733,010, a working capital deficiency of $1,425,882 and a stockholders’ deficiency of $1,489,072 at June 30, 2009.  For the six months ended June 30, 2009, the Company used cash of $574,967 in operations. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and to implement its strategic sales plan provide the opportunity for the Company to continue as a going concern

To support our growth and to further narrow down the use of cash, the company is looking for additional funds, but their inability  to raise additional capital will adversely affect the company’s ability to continue to operate, for the next twelve months

We do not currently have any commitments for capital expenditures.  Currently, without raising additional capital , we do not expect our operating cash to last through the end of 2009.  The company is in immediate need of cash to meet operating cost and support growth. In view of this, the company is actively working on raising capital. The company is hopeful to raise capital, but their inability to raise capital will adversely affect the company’s ability to continue to operate.

SUBSEQUENT EVENT

The company granted 1,680,000 options to employees and advisors.

The company issued 50,334 shares of common stock valued at $15,100 to consultants for services.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2009, the date the financial statements were available to be issued.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2009, the Company issued 33,000 shares of common stock for cash of $7,150.

During the six months ended June 30, 2009, the Company issued 135,000 shares of common stock for services provided by consultants; these shares were valued at a recent cash offering price of $29,242.

Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

SONASOFT CORP.

Date: August 19, 2009	By:	/s/ Nand (Andy) Khanna
Nand (Andy) Khanna President and Chief Executive Officer
	By:	/s/ Paresh Mehta
Paresh Mehta Chief Financial Officer and Principal Accounting Officer